Form 10-Q
period 1995-06-30
FIRST COMMERCE BANCSHARES INC
filed 1995-08-02
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the Quarter ended June 30, 1995     Commission File No. 0-14277

                    First Commerce Bancshares, Inc.


       Nebraska                         47-0683029
(State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)           Identification No.)


   1248 O Street, Lincoln, Nebraska           68508-1424
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, including Area Code (402) 434-4110



                              None
Former name, former address, and former fiscal year, if changes since last report.



"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X            NO



Common stock, $.20 par value; outstanding at June 30, 1995
                 Class A Common        2,606,336 shares.
                 Class B Common       10,965,348 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In Thousands)
                                              (Unaudited)
                                                June 30,December 31,
                                                 1995         1994
                                                --------    --------
Cash and due from banks                        $  71,064    $ 89,305
Federal funds sold                                90,424      79,000
  Cash and cash equivalents                      161,488     168,305
Mortgages held for sale                           19,698       4,803
Securities available for sale
  (cost of $329,842,000 and $275,171,000)        338,796     270,213
Securities held to maturity (fair
  value of $238,803,000 and $259,249,000)        239,789     267,584
Loans                                            915,954     850,292
Less allowance for loan losses                    18,631      17,190
                                                 -------     -------
  Net Loans                                      897,323     833,102
Premises and equipment                            45,888      44,451
Other assets                                      39,304      35,680
                                               ---------   ---------
                                              $1,742,286  $1,624,138
                                               =========   =========
Deposits:
  Non-interest bearing                        $  244,517  $  288,306
  Interest bearing                             1,180,809   1,067,659
                                               ---------   ---------
                                               1,425,326   1,355,965

Securities sold under agreement
  to repurchase                                   85,559      73,132
Federal funds purchased                            5,700           -
Accrued expenses and other liabilities            15,450      12,687
Long-term debt                                    41,000      33,000
                                               ---------    --------
  Total liabilities                            1,573,035   1,474,784

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value;
     authorized 10,000,000 shares;
     issued 2,606,473 shares;                        521         521
    Class B non-voting, $.20 par value;
     authorized 40,000,000 shares;
     issued 11,060,029 and 10,750,763 shares       2,212       2,150
Paid in capital                                   21,819      18,012
Retained earnings                                140,024     132,908
Net unrealized gains/(losses) on
  securities available for sale (net of tax)       5,820      (3,149)
                                               ---------   ---------
                                                 170,396     150,442
Less cost of 137 Class A and 94,681
    Class B shares of treasury stock               1,145       1,088
Total stockholders' equity                       169,251     149,354
                                               ---------   ---------
                                              $1,742,286  $1,624,138
                                               =========   =========
See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Income
(Unaudited)
(In Thousands Except Per Share Data)
                                     Three months ended Six Months ended
                                            June 30,        June 30,
                                         1995    1994    1995   1994
Interest income:                      -------  -------  ------  ------
  Loans, including fees              $21,329   $16,658 $40,672 $32,690
  Investment securities:
    Taxable                           8,014    7,211   15,753   14,052
    Non-taxable                         365      386      721      756
    Dividends                           247      162      304      230
  Mortgages held for sale               228      264      319      537
  Short-term investments              1,103      571    1,648    1,012
                                     ------   ------   ------   ------
    Total interest income            31,286   25,252   59,417   49,277
Interest expense:
  Deposits                           14,310    9,077   26,155   17,982
  Short-term borrowings               1,148      832    2,180    1,385
  Long-term debt                        715      485    1,352      990
                                     ------   ------   ------   ------
    Total interest expense           16,173   10,394   29,687   20,357
                                     ------   ------   ------   ------
Net interest income                  15,113   14,858   29,730   28,920
Provision for loan losses               686       81    1,382      152
                                     ------   ------   ------   ------
Net interest income after
  provision for loan losses          14,427   14,777   28,348   28,768
Noninterest income:
  Service charges and fees
    to customers                      7,074    6,918   13,914   13,718
  Trust services                      1,710    1,749    2,970    2,972
  Gains/(losses) on
    securities sales                    153      288      337      211
  Other income                          179      (29)     242      105
                                     ------   ------   ------   ------
  Total noninterest income            9,116    8,926   17,463   17,006
Noninterest expense:
  Salaries and employee benefits      8,258    7,450   16,188   14,625
  Fees and insurance                  3,309    2,922    6,244    5,967
  Other expenses                      5,025    4,901   10,228   10,042
                                     ------   ------   ------   ------
    Total noninterest expense        16,592   15,273   32,660   30,634
                                     ------   ------   ------   ------
Income before income taxes            6,951    8,430   13,151   15,140
Income tax provision                  2,484    2,960    4,586    5,270
                                     ------   ------   ------   ------
    Net income                      $ 4,467  $ 5,470  $ 8,565  $ 9,870
                                     ======   ======   ======   ======
Weighted average shares outstanding  13,576   13,001   13,423   13,016

Net income per share                 $   .33    $.42     $.64     $.76

See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)  (In Thousands)
                                                    Six Months Ended
                                                        June 30,
                                                    1995      1994
                                                  ------     ------
Net cash from operating activities               $(4,130)   $28,209

Cash flows from investing activities:
  Proceeds from maturities of held to
    maturity securities                           39,587     82,197
  Proceeds from sales of held to
    maturity securities                                -     16,714
  Purchase of held to maturity securities        (11,584)  (107,571)
  Proceeds from maturities of available
    for sale securities                           56,032     15,003
  Proceeds from sales of available for
    sale securities                               12,102     58,368
  Purchase of available for sale securities     (116,147)   (81,561)
  Net increase in loans                          (36,934)    (8,373)
  Capital expenditures                            (3,457)    (1,587)
  Proceeds from (purchases) sale of assets          (389)       177
  Cash and cash equivalents from bank acquisition,
    net of cash expenses and cash paid             1,775          -
                                                 -------    -------
Net cash from investing activities               (59,015)   (26,633)

Cash flows from financing activities:
  Increase/(decrease) in deposits                 31,671    (94,296)
  Increase in other short term borrowings         12,427     12,388
  Net increase in federal funds purchased          5,700     24,515
  Cash dividends paid                             (1,449)    (1,408)
  Proceeds from long term debt                    10,000          -
  Repayment of long term debt                     (2,000)    (2,000)
  Other                                              (21)      (816)
                                                  ------    -------
Net cash from financing activities                56,328    (61,617)
                                                  ------     ------
Net decrease in cash and cash equivalents         (6,817)   (60,041)

Cash and cash equivalents at January 1           168,305    190,913
                                                 -------    -------
Cash and cash equivalents at June 30            $161,488   $130,872
                                                 =======    =======

See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Stockholders' Equity  (Unaudited)
                                                   1995       1994
                                                  ------     -----
                                             (Amounts in Thousands)

Balance, January 1                              $149,354   $137,293
  Issue Class B common stock in bank acquisition,
    net of cost of $35,000                         3,869          -
  Increase/(decrease) in net unrealized gains on
    securities available for sale                  8,969    (4,090)
  Purchase 5,140 and 61,610 shares of treasury
    stock, respectively                              (57)      (774)
  Cash dividends declared ($.108 per share)       (1,449)    (1,408)
  Net income                                       8,565      9,870
                                                 -------    -------
Balance, June 30                                $169,251   $140,891
                                                 =======    =======
Notes To Consolidated Condensed Financial Statements

A.  GENERAL

The  accompanying unaudited consolidated condensed financial  statements and  notes  thereto contain all adjustments, consisting only  of  normal
recurring   adjustments,  necessary  to  present  fairly  the  financial position of the Company and its subsidiaries as of June 30, 1995 and the
results  of  their  operations.   The consolidated  condensed  financial
statements  should  be read in conjunction with the annual  consolidated financial  statements and the notes thereto included  in  the  Company's
1994  annual  report and Form 10-K.  The results of operations  for  the unaudited  six  month  period ended June 30, 1995, are  not  necessarily indicative of the results which may be expected for the entire  calendar year 1995.

B:  ALLOWANCE FOR LOAN LOSSES

Transactions  in  the allowance for the loan losses  are  summarized  as follows:
                                          1995      1994
                                         ------    ------
                                       (Amounts in Thousands)

Balance, January 1                      $17,190   $18,461
  Provision for loan losses               1,382       152
  Increase from acquisition                 843         -
  Net charge-offs                          (784)     (689)
                                         ------    ------
Balance, June 30                        $18,631   $17,924
                                         ======    ======
C.  INVESTMENT SECURITIES

During the first six months of 1995 and 1994, the Company realized
$337,000 and $172,000, respectively, in profits/(losses) on the sale of securities available for sale. During the first six months of 1994, the Company realized $39,000 in profits on the sale or early call of securities held to maturity. Any held to maturity securities sold in 1994 were within 90 days of the maturity date on those securities.

D.  ACQUISITION

As of the close of business March 31, 1995, the Company acquired Western
Banshares, Inc. (Western) in Alliance and Bridgeport, Nebraska.
Western's subsidiary bank was immediately merged into the North Platte
National Bank with the two facilities being operated as branches starting April 1, 1995. The name of North Platte National Bank was changed to Western Nebraska National Bank. The Company issued 309,266 shares of First Commerce Bancshares Class B common stock (fair value of $3,904,483) and paid $1,989,317 in cash and cash in lieu of fractional shares, for all the outstanding common stock of Western. The transaction has been accounted for as a purchase with resulting goodwill being amortized over 15 years. As of the close of business on March 31, 1995, Western had total assets of $41 million.

E.  CONTINGENT LIABILITIES

The  Company  and  certain subsidiaries have been engaged  in  prolonged litigation  concerning the failure of an unrelated  Nebraska  industrial loan  and investment company.  The same plaintiffs brought all of  these
cases,  and  all  of  them have been dismissed by the  courts.   In  all
instances  except one the dismissals have been affirmed by the appellate courts  and the cases have been finally concluded.  The remaining  case, filed  in  1988,  alleges  that  the Company's  subsidiaries  and  other defendants  violated the Racketeer Influenced and Corrupt  Organizations
(RICO)  Act.   Damages sought by the plaintiffs are $58  million,  which
could be trebled under the provisions of RICO.  The case is similar to a previous RICO suit that has already been finally dismissed, except  that the  plaintiffs  claim  that the defects in the  prior  case  have  been corrected by an assignment of claims they received from the receiver  of the failed financial institution.  The case was stayed for several years pending the resolution in defendants' favor of the related suits brought by  the  plaintiffs.  When the stay was lifted, the  Company  and  other defendants  moved to dismiss this final action.  Defendants' motion  was granted by the United States District Court on January 5, 1995,  on  the
basis  that the statute of limitations had expired before the plaintiffs filed  their action.  The plaintiffs have appealed this decision to  the
United States Court of Appeals.  Since the case was dismissed before  it progressed past the preliminary stage, and because of the complex issues involved, the Company's ultimate liability, if any, cannot presently  be
determined.   Due  to  the  size of the damages sought,  an  unfavorable outcome  could  have  a  significant effect on the  Company's  financial
position.   At  this point in the proceedings, however, the  action  has been  won by the Company.  Although that ruling could be reversed, legal counsel  and  management do not believe that an unfavorable  outcome  is probable.

                            FINANCIAL REVIEW
                     Six months ended June 30, 1995

Results of Operations

Net income for the three months ended June 30, 1995, was $4,467,000 or $.33 per share as compared to $5,470,000 or $.42 per share for the same period one year ago. For the six months ended June 30, 1995, net income was $8,565,000 or $.64 per share, as compared to $9,870,000 or $.76 per share a year ago.

Net   interest  income  (interest  income  less  interest  expense)  was
$15,113,000 for the second quarter of 1995, compared to $14,858,000  for the  second  quarter of 1994,  and $14,617,000 for the first quarter  of
1995.   On a year-to-date basis, the net interest income was $29,730,000 versus $28,920,000 a year ago.  The increase in net interest income  can be  primarily attributed to an increase in earnings assets.  Loans  were
$916 million at the end of June 1995, as compared to $785 million at the same time a year ago.  Investments were $579 million as compared to $531 million at June 30, 1994.

The  provision for loan losses was $1,382,000 for the six  months  ended
June 30, 1995, compared to $152,000 for the same period a year ago.  Net
charge-offs  were  $784,000  as  compared  to  $689,000  a   year   ago.
Nonaccrual loans were approximately $1.4 million at the end of June  30,
1995, as compared to $1.2 million at December 31, 1994.  As a percentage of  loans  outstanding,  the loan loss reserve  was  2.0%  as  of  those
respective  dates.   There  has not been a  significant  change  in  the
quality  or status of the loan portfolio since December 31,  1994.   The
increase  in the provision for the first six months of 1995 is primarily due  to  the  significant  growth in loans and  management's  desire  to maintain the reserve at adequate levels.

Noninterest income for the first six months was $17,463,000 as  compared to  $17,006,000  for  the  first six months  of  1994,  an  increase  of
$457,000.  Losses on the sale of mortgages decreased $114,000.   Profits
on  the sale of investment securities increased $125,000.  These profits were  primarily  from  the sale of equity securities  in  the  Company's
Global  Fund.   The equity securities were sold because management  felt
the  securities had reached their potential for appreciation  in  value.
Service  charges  and  other fees increased $196,000  primarily  due  to increased activity.

Noninterest  expenses  increased $2,026,000 or 6.6%  from  a  year  ago.
Salaries and employee benefits increased $1,563,000 or 10.7% due to increases in the levels of pay and an increase in the number of employees. Business development expenses decreased $263,000 or 1.9% due to a decrease in bank card advertising expenditures. Fees and insurance increased $277,000 due primarily to an increase in bank card processing fees due to increased activity. Equipment expenses decreased $285,000 due to a decrease in depreciation expense.

Financial Condition at June 30, 1995

The loan to deposit ratio was 64.3% at June 30, 1995, compared to 62.4% at December 31, 1994. The increase in this ratio is due to an increase in loans by 7.7% since year end while deposits only increased 5.1%. The increase in long term debt is due to additional borrowings from the Federal Home Loan Bank by the National Bank of Commerce.

Stockholders' equity to assets was 9.4% as of June 30, 1995, as compared to 9.4% as of December 31, 1994. Due to the decrease in interest rates during 1995, the net unrealized gains on available for sale securities increased $9.0 million from December 31, 1994.

Part II - Other Information


Item 6.                     Exhibits and Reports on Form 8-K

       (a)Exhibits - none

       (b)Report on Form 8-K

          A report on Form 8-K was filed March 31, 1995, covering Item 5 other events.First Commerce announced that it had completed its merger with Western Banshares, Inc.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST COMMERCE BANCSHARES, INC.



Date:    August 1, 1995       By:   James Stuart, Jr.
                                James Stuart, Jr., Chairman and CEO



Date:    August 1, 1995       By:   Donald Kinley
                                Donald Kinley, Vice President and
                                  Treasurer (Chief Accounting Officer)


