Form 10-Q
period 1995-09-30
FIRST COMMERCE BANCSHARES INC
filed 1995-11-14
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the Quarter ended September 30, 1995     Commission File No. 0-14277

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

YES      X            NO



Common stock, $.20 par value; outstanding at September 30, 1995
                 Class A Common        2,606,336 shares.
                 Class B Common       10,963,348 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In Thousands)

                                         (Unaudited)
                                     September 30, 1995 December 31, 1994

Cash and due from banks                 $   85,112       $   89,305
Federal funds sold                          30,173           79,000
  Cash and cash equivalents                115,285          168,305
Mortgages held for sale                     25,748            4,803
Securities available for sale (cost of
    $355,533,000  and $275,171,000)        365,304          270,213
Securities held to maturity (fair value of
  $225,099,000 and $259,249,000)           226,069          267,584
Loans                                      940,982          850,292
Less allowance for loan losses              18,544           17,190
  Net loans                                922,438          833,102
Premises and equipment                      46,907           44,451
Other assets                                42,555           35,680
                                        $1,744,306       $1,624,138

Deposits:
  Non-interest bearing                  $  248,691       $  288,306
  Interest bearing                       1,163,441        1,067,659
                                         1,412,132        1,355,965

Securities sold under agreement to
  repurchase                                78,711           73,132
Fed funds purchased                         21,380                -
Accrued expenses and other liabilities      16,819           12,687
Long-term debt                              41,500           33,000
  Total liabilities                      1,570,542        1,474,784

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value;
    authorized 10,000,000 shares;
    issued 2,606,473 shares;                   521              521
    Class B non-voting, $.20 par value;
    authorized 40,000,000 shares;
    issued 11,060,029 and 10,750,763 shares  2,212            2,150
Paid in capital                             21,819           18,012
Retained earnings                          144,031          132,908
Net unrealized gains/(losses) on secur-
 ities available for sale (net of tax)       6,351           (3,149)
                                           174,934          150,442
Less cost of 137 Class A, 96,681
    and 89,541 Class B shares of
    treasury stock                           1,170            1,088
Total stockholders' equity                 173,764          149,354
                                        $1,744,306       $1,624,138

See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Income
(Unaudited)
(In Thousands Except Per Share Data)
                              Three Months endedNine Months ended
                                September 30,    September 30,
                                 1995            1994     1995           1994
Interest income:
  Loans, including fees       $22,145     $    17,281  $62,817     $  49,971
  Investment securities:
    Taxable                    8,258  7,057    24,011  21,109
    Non-taxable                  443    374     1,164   1,130
    Dividends                    215    189       519     419
  Mortgages held for sale        458    182       777     719
  Short-term investments         765    589     2,413   1,601
    Total interest income     32,284 25,672    91,701  74,949
Interest expense:
  Deposits                    14,709  9,865    40,864  27,847
  Short-term borrowings        1,368  1,009     3,548   2,394
  Long-term debt                 777    475     2,129   1,465
    Total interest expense    16,854 11,349    46,541  31,706
Net interest income           15,430 14,323    45,160  43,243
Provision for loan losses        700     81     2,082     233
Net interest income after
 provision for loan losses    14,730 14,242    43,078  43,010
Noninterest income:
  Service charges and fees to
    customers                  8,342  6,705    22,256  20,423
  Trust services               1,166    988     4,136   3,960
  Gains/(losses) on securities sales   (30)        74     307 285
  Other income                   342    302       584     407
  Total noninterest income     9,820  8,069    27,283  25,075
Noninterest expense:
  Salaries and employee
    benefits                   8,300  7,425    24,488  22,050
  Fees and insurance           3,649  2,994     9,893   8,961
  Other expenses               5,294  4,973    15,522  15,015
    Total noninterest expense 17,243 15,392    49,903  46,026

Income before income taxes     7,307  6,919    20,458  22,059
Income tax provision           2,568  2,400     7,154   7,670
   Net income                 $4,739 $4,519   $13,304 $14,389

Weighted average shares
 outstanding                  13,572 12,971    13,473  13,001

Net income per share          $  .35 $  .35    $  .99  $ 1.11



See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)  (In Thousands)
                                                   Nine Months Ended
                                                      September 30,
                                                    1995      1994

Net cash from operating activities                $(5,937)  $35,509

Cash flows from investing activities:
  Proceeds from maturities of held to maturity
    securities                                     65,894    98,717
  Proceeds from sales of held to maturity
    securities                                      1,502    18,440
  Purchase of held to maturity securities         (25,671) (128,756)
  Proceeds from maturities of available for sale
    securities                                     68,975    40,749
  Proceeds from sales of available for sale
    securities                                     14,981    64,311
  Purchase of available for sale securities      (157,693) (102,570)
  Net increase in loans                           (62,749)  (33,760)
  Capital expenditures                             (5,548)   (2,894)
  Cash and cash equivalents from bank acquisition,
    net of cash expenses and cash paid              1,775         -
  Other                                              (168)      177


Net cash from investing activities                (98,702)  (45,586)

Cash flows from financing activities:
  Increase/(decrease) in deposits                  18,477   (63,870)
  Increase in other short term borrowings           5,579    10,600
  Net increase in federal funds purchased          21,380     4,250
  Cash dividends paid                              (2,181)   (2,107)
  Proceeds from long term debt                     10,500         -
  Repayment of long term debt                      (2,000)   (2,000)
  Payment for treasury stock                          (82)     (775)
  Other                                               (54)      (64)


Net cash from financing activities                 51,619   (53,966)

Net decrease in cash and cash equivalents         (53,020)  (64,043)

Cash and cash equivalents at January 1            168,305   190,913

Cash and cash equivalents at September 30        $115,285  $126,870



See notes to consolidated condensed financial statements.

 Consolidated Condensed Statements of Stockholders' Equity  (Unaudited)
[CAPTION]
                                              1995      1994
                                          (Amounts in Thousands)

[S]                                          [C]       [C]
Balance, January 1                           $149,354  $137,293
  Issue Class B common stock in bank
    acquisition, net of cost of $35,000         3,869       -
  Increase/(decrease) in net unrealized
    gains on securities available for sale      9,500    (4,649)
  Purchase 7,140 and 62,295 shares
    treasury stock                                (82)     (775)
  Cash dividends declared ($.162 per share)    (2,181)   (2,107)
  Net income                                   13,304    14,389
Balance, September 30                        $173,764  $144,151

[CAPTION]
Notes To Consolidated Condensed Financial Statements

A.  GENERAL
The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 1995, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1994 annual report and Form 10-K. The results of operations for the unaudited nine-month period ended September 30, 1995, are not necessarily indicative of the results which may be expected for the entire calendar year 1995.

B:  ALLOWANCE FOR LOAN LOSSES
Transactions in the allowance for the loan losses are summarized as follows:
[CAPTION]
                                      1995      1994
                                    (Amounts in Thousands)

[S]                                  [C]       [C]
Balance, January 1                   $17,190   $18,461
  Provision for loan losses            2,082       233
  Increase from acquisition              843         -
  Net charge-offs                     (1,571)   (1,256)
Balance, September 30                $18,544   $17,438

C.  INVESTMENT SECURITIES
During the first nine months of 1995 and 1994, the Company realized $305,000 and $242,000, respectively, in profits on the sale of securities available for sale. During the first nine months of 1995 and 1994, the Company realized $2,000 and $43,000 in profits on the sale or early call of securities held to maturity. Any held to maturity securities sold were within 90 days of the maturity date on those securities.

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

E.  CHANGE IN ACCOUNTING PRINCIPLE
In May, 1995, the FASB issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights", an amendment to SFAS No. 65. The Company adopted SFAS 122 effective July 1, 1995. SFAS 122 requires that an institution recognize as separate assets rights to service mortgage loans for others regardless of whether their servicing rights are acquired through either the purchase or origination of mortgage loans. The statement also requires that the enterprise assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights, including those rights purchased before the adoption of SFAS 122.

As a result of the adoption of SFAS 122, third quarter net income increased approximately $151,000, or $0.01 per share. As of September 30, 1995, the fair value of the Company's capitalized mortgage servicing rights (including mortgage servicing rights purchased) was approximately $9.5 million. There was no valuation allowance for impairment relative to such rights. Fair value was estimated primarily based on observable market prices for the mortgage servicing rights. The Company stratifies mortgage servicing rights based on the predominant risk characteristics of the underlying loans, which is primarily loan type and interest rate.

F.  CONTINGENT LIABILITIES
The Company and certain subsidiaries have been engaged in prolonged litigation concerning the failure of an unrelated Nebraska industrial loan and investment company. The same plaintiffs brought all of these cases, and all of them have been dismissed by the courts. In all instances except one the dismissals have been affirmed by the appellate courts and the cases have been finally concluded. The remaining case, filed in 1988, alleges that the Company's subsidiaries and other defendants violated the Racketeer Influenced and Corrupt Organizations (RICO) Act. Damages sought by the plaintiffs are $58 million, which could be trebled under the provisions of RICO. The case is similar to a previous RICO suit that has already been finally dismissed, except that the plaintiffs claim that the defects in the prior case have been corrected by an assignment of claims they received from the receiver of the failed financial institution. The case was stayed for several years pending the resolution in defendants' favor of the related suits brought by the plaintiffs. When the stay was lifted, the Company and other defendants moved to dismiss this final action. Defendants' motion was granted by the United States District Court on January 5, 1995, on the basis that the statute of limitations had expired before the plaintiffs filed their action. The plaintiffs have appealed this decision to the United States Court of Appeals. Since the case was dismissed before it progressed past the preliminary stage, and because of the complex issues involved, the Company's ultimate liability, if any, cannot presently be determined. Due to the size of the damages sought, an unfavorable outcome could have a significant effect on the Company's financial position. At this point in the proceedings, however, the action has been won by the Company. Although that ruling could be reversed, legal counsel and management do not believe that an unfavorable outcome is probable.

                            FINANCIAL REVIEW
              Nine months ended September 30, 1995 and 1994

Results of Operations
Net income for the three months ended September 30, 1995, was $4,739,000 or $.35 per share as compared to $4,519,000 or $.35 per share for the same period one year ago. For the nine months ended September 30, 1995, net income was $13,304,000 or $.99 per share, as compared to $14,389,000 or $1.11 per share a year ago.

Net interest income (interest income less interest expense) was $15,430,000 for the third quarter of 1995, compared to $14,323,000 for the third quarter of 1994, $14,617,000 for the first quarter and $15,113,000 for the second quarter of 1995. On a year-to-date basis, the net interest income was
$45,160,000 versus $43,243,000 a year ago. The increase in net interest income can be primarily attributed to an increase in earnings assets. Loans were $941 million at the end of September 1995, as compared to $810 million at the same time a year ago. Investments were $591 million as compared to $522 million at September 30, 1994.

The provision for loan losses was $2,082,000 for the nine months ended September 30, 1995, compared to $233,000 for the same period a year ago. Net charge-offs were $1,571,000 as compared to $1,256,000 a year ago. Nonaccrual loans were approximately $.9 million at the end of September 30, 1995, as compared to $1.2 million at December 31, 1994. As a percentage of loans outstanding, the loan loss reserve was 2.0% as of those respective dates. There has not been a significant change in the quality or status of the loan portfolio since December 31, 1994. The increase in the provision for the first nine months of 1995 is primarily due to the significant growth in loans and management's desire to maintain the reserve at adequate levels.

Noninterest income for the first nine months was $27,283,000 as compared to $25,075,000 for the first nine months of 1994, an increase of $2,208,000. Losses on the sale of mortgages were $178,000 for the first nine months of 1994 while the first nine months of 1995 showed gains on the sale of mortgages of $50,000. Service charges and other fees increased $1,833,000 primarily due to increased activity in the bank card area.

Noninterest expenses increased $3,877,000 or 8.4% from a year ago. Salaries and employee benefits increased $2,438,000 or 11.1% due to increases in the levels of pay and an increase in the number of employees due primarily to the Company's acquisitions since September 30, 1994. Business development expenses decreased $227,000 or 11.5% due to a decrease in bank card advertising expenditures. Fees, due to an increase in bank card activities and related processing fees, increased $1,797,000. FDIC refunds decreased fees and insurance expense $828,000. The refunds were due to the lower assessment rate of $.04 per hundred dollars of deposits beginning in June of 1995. Equipment expenses decreased $418,000 due mostly to a decrease in depreciation expense.

Financial Condition at September 30, 1995
The loan to deposit ratio was 66.6% at September 30, 1995, compared to 62.7% at December 31, 1994. The increase in this ratio is due to an increase in loans by 10.7% since year end while deposits only increased 4.1%. The increase in long term debt is due to additional borrowings from the Federal Home Loan Bank by subsidiary banks.
Stockholders' equity to assets was 9.6% as of September 30, 1995, as compared to 9.4% as of December 31, 1994. Due to the decrease in interest rates during 1995, the net unrealized gains on securities available for sale increased $9.5 million from December 31, 1994.

Part II - Other Information


Item 6.                     Exhibits and Reports on Form 8-K

       (a)Exhibits - none

       (b)None



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST COMMERCE BANCSHARES, INC.



Date:  November 13, 1995              By: James Stuart, Jr.
                                          James Stuart, Jr., Chairman and CEO



Date:  November 13, 1995               By:Donald Kinley
                                       Donald Kinley, Vice President and
                                       Treasurer (Chief Accounting Officer)