Form 10-K
period 1995-12-31
FIRST COMMERCE BANCSHARES INC
filed 1996-03-21
CIK 768532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
FORM 10-K           WASHINGTON, D.C.  20549

(Mark One)
 X                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended             DECEMBER 31, 1995
                          ----------------------------------


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934 (NO FEE REQUIRED).
For the transition period from___________to________________

Comission file number          0-14277
                      --------------------------------------


                        FIRST COMMERCE BANCSHARES, INC.
 ............................................................
             (Exact name of registrant as specified in its charter)

                            NEBRASKA                             47-0683029
------------------------------------------------------------     ---------------
     (State or other jurisdiction of                    ....(I.R.S. Employer
     incorporation or organization)                         Identification No.)

  NBC CENTER, 13TH & O STREETS, LINCOLN, NE            68508
-----------------------------------------------------------------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code      (402) 434-4110
                                                  -------------------------

Securities registered pursuant to Section 12(b) of the Act:              NONE
                                                           ---------------------

Securities registered pursuant to Section 12(g) of the Act:

 CLASS A COMMON STOCK, $.20 PAR VALUE; CLASS B COMMON STOCK, $.20 PAR VALUE
------------------------------------------------------------
                           (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X    Yes           No
                                          -------       -------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

  As of March 2, 1996, the aggregate market value of the common stock held by non-affiliates of the registrant was $90.9 million. For purposes of this computation only, the market value per share has been determined to be $22.75 for Class A shares and $14.50 for Class B shares, which is the average of the bid and ask price on February 29, 1996. "Affiliates" have been deemed to include all officers, directors and persons or groups of persons who have filed a Schedule 13-D with respect to the Company's common stock.
Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

      Class                         Outstanding at    FEBRUARY 29, 1996
                                                   ------------------------

  Class A Common Stock, $.20 Par Value       2,606,336      shares
                                        -----------------

  Class B Common Stock, $.20 Par Value     10,963,348      shares
                                        ----------------


DOCUMENTS INCORPORATED BY REFERENCE

1995 Annual Report to Shareholders - Parts I, II and IV
Proxy Statement for Annual Shareholder's Meeting to be held April 16, 1996 -
Part III

INDEX

                                     PART I

                                                  Page Number in:
                                                  ---------------
                                                  Form Annual
                                                   10-K      Report
                                                  -----     --------
ITEM 1. Business
           General -------------------------------3
           Statistical Disclosures
            Distribution of Assets, Liabilities and Shareholder's Equity;
             Interest Rates and Interest Differential ---        32
            Investment Portfolio ------------------ -----        37
            Loan Portfolio ------------------------ -----        38
            Summary of Loan Loss Experience ------- -----        41
            Deposits ------------------------------ -----        21,30 & 44
            Return on Equity and Assets ----------- -----        34
            Short-term Borrowings ----------------- -----        21
ITEM 2. Properties ------------------------------10
ITEM 3. Legal Proceedings -----------------------11
ITEM 4. Submission of Matters to a Vote of
        Security Holders------------------------ 11
        Executive Officers ----------------------11

                                    PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder
           Matters ------------------------------12
ITEM 6. Selected Financial Data -----------------12
ITEM 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operation -------------12
ITEM 8. Financial Statements and
         Supplementary Data----------------------13
ITEM 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure -----------------13

                                    PART III

ITEM 10.Directors and Executive Officers of the Registrant-----------------------13
ITEM 11.Executive Compensation ------------------13
ITEM 12.Security Ownership of Certain
         Beneficial Owners and Management--------13
ITEM 13.Certain Relationships and
         Related Transactions--------------------13

                                    PART IV

ITEM 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K-----------------14
        Signatures ------------------------------16

PART I

ITEM 1. BUSINESS

GENERAL

First Commerce Bancshares, Inc. (referred to herein as "First Commerce") is a bank holding company having its principal place of business in the NBC Center, 13th & O Streets, Lincoln, Nebraska 68508. First Commerce was incorporated under the laws of the State of Nebraska on May 2, 1985. First Commerce owns the following number of shares (excluding directors' qualifying shares held by Directors of the Banks, as to which shares First Commerce is required to repurchase upon the resignation of the individual director in accordance with a repurchase agreement) and percentage of outstanding shares of the following banks:

                                                  No. of Shares  Percent
                                                  -------------  ---------


National Bank of Commerce Trust & Savings Association,
  Lincoln, Nebraska                                    499,000   99.80%
First National Bank & Trust Co. of Kearney, Nebraska   19,747.5  98.74%
Overland National Bank of Grand Island, Nebraska       87,960    97.73%
Western Nebraska National Bank, North Platte, Nebraska 30,696    99.21%
City National Bank and Trust Co., Hastings, Nebraska   9,900     99.00%
First National Bank of West Point, Nebraska            4,790     95.80%
The First National Bank of McCook, Nebraska            5,950     99.16%

As of December 31, 1995, First Commerce reported consolidated total assets of $1,815,575,000, total deposits of $1,463,205,000 and total stockholders' equity of $180,021,000.

As of December 31, 1995 First Commerce and its subsidiaries had a staff of approximately 1,019 employees on a full-time equivalent basis. First Commerce considers its employee relations to be good.

The National Bank of Commerce Trust and Savings Association offers trust services to each of the communities in which First Commerce subsidiary banks are located under the trade name of First Commerce Trust Services.

Acquisitions
------------


As of the close of business on September 30, 1994, the Company acquired Lincoln Bank South, a suburban Lincoln bank with assets as of the effective date of the acquisition of $33,927,000. Lincoln Bank South was merged into National Bank of Commerce Trust and Savings Association, and the stockholders of Lincoln Bank South were issued a total of 324,871 shares of First Commerce Class B Common Stock. The merger was accounted for as a purchase and not as a pooling of interests.

As of the close of business March 31, 1995, the Company acquired Western Banshares, Inc. (Western) in Alliance and Bridgeport, Nebraska. Western's subsidiary bank was immediately merged into the North Platte National Bank with the two facilities being operated as branches starting April 1, 1995. The name of North Platte National Bank was changed to Western Nebraska National Bank. The Company issued 309,266 shares of First Commerce Bancshares Class B common stock (fair value of $3,904,483) and paid $1,989,317 in cash and cash in lieu of fractional shares, for all the outstanding common stock of Western. The transaction has been accounted for as a purchase with resulting goodwill of $2,883,000 being amortized over 15 years. As of the close of business on March 31, 1995, Western had total assets of $41 million.

National Bank of Commerce Trust & Savings Association (the `Lincoln Bank'')
---------------------------------------------------------------------------
The Lincoln Bank traces its origin through mergers and acquisitions to 1902, and has been engaged in the banking business continuously since that date. The Lincoln Bank conducts a general commercial banking business from its offices in the NBC Center in Lincoln, Nebraska. The Lincoln Bank's business includes the usual banking functions of accepting demand and time deposits, and the extension of personal, agricultural, commercial, installment and mortgage loans. In addition, the Bank operates a Trust Department, which provides both personal trust and corporate financing services; a Correspondent Bank Department, which serves approximately 300 banks in the surrounding area; and a MasterCard/VISA Credit Card Department. To accommodate its customers, the Lincoln Bank operates six detached facilities and 50 automated "Bank In The Box" teller machines located throughout the Lincoln area.

The Lincoln Bank has five active non-banking subsidiaries. The Lincoln Bank owns all of the issued and outstanding stock of (1) First Commerce Technologies, Inc.(formerly NBC Computer Services Corp.), which provides data processing services to the Lincoln Bank, to the other subsidiary banks, and to approximately 283 other banks; (2) Peterson Building Corporation, which owns and operates the Rampark Parking Garage located adjacent to the NBC Center; (3) Commerce Court, Inc., which owns the Commerce Court building located adjacent to the NBC Center; (4) First Commerce Mortgage Company, a company engaged in the purchasing of residential loans to be packaged for resale as mortgage-backed securities, while retaining the servicing rights of the underlying mortgages; and (5) Cabela's LLC (80% ownership of voting stock; 50% total ownership), a company formed in 1995 with Cabela's, a catalog sales company, for the purpose of issuing a "co-branded" credit card. This joint venture has been successful in obtaining 75,000 credit card accounts from Cabela's clients.

Lincoln is the capital city of the State of Nebraska, and the second largest city in the state. The population of Lincoln according to the 1990 census was 192,600. The Lincoln Bank is one of four commercial banks located in the central business district of the city. Being the capital city of the State of Nebraska, Lincoln is the site of most state agencies, and Lincoln is also the site of the University of Nebraska-Lincoln, Nebraska Wesleyan University, and Union College. The largest single employment category in Lincoln is governmental service.

First National Bank & Trust Co. of Kearney (the "Kearney Bank")
---------------------------------------------------------------
The Kearney Bank traces its origin through mergers and acquisitions to 1917, and has engaged in the banking business continually since that date. The Kearney Bank conducts a general commercial banking business from its offices in Kearney, Nebraska. The Kearney Bank's business includes the usual banking functions of accepting demand and time deposits, the extension of personal , agricultural, commercial, installment and mortgage loans. The Trust Department of the Kearney bank was acquired by the Lincoln bank in November of 1993.

The Kearney Bank is located on the northeast corner of First Avenue and 21st Street in the southern part of the central business district of Kearney. The main banking premises was constructed in 1976. The Kearney Bank presently operates three detached facilities and twelve automated "Bank In The Box" teller machines located throughout the Kearney area.

Overland National Bank of Grand Island (the "Grand Island Bank")
----------------------------------------------------------------
The Grand Island Bank was granted a national charter in 1934, and has been engaged in the banking business continuously since that date. The Grand Island Bank conducts a general commercial banking business from its offices in Grand Island, Nebraska, including the usual banking functions of accepting demand and time deposits, and the extension of personal, installment, agricultural, commercial and mortgage loans. The Trust Department of the Grand Island bank was acquired by the Lincoln bank in November of 1993.

The Grand Island Bank is located on the northwest corner of Third and Wheeler Streets in the center of the downtown business district of Grand Island. The building housing the main banking offices was constructed in 1959. Additionally, the Grand Island Bank owns and operates two detached drive-up facilities. All facilities are owned by the Bank. The Grand Island Bank operates ten automated "Bank In The Box" teller machines located in Grand Island.

Western Nebraska National Bank (the "North Platte Bank")
--------------------------------------------------------
The North Platte Bank opened for business on September 17, 1963, and since that time has conducted a general commercial banking business from its banking office in North Platte, Nebraska. The North Platte Bank's business includes the usual banking functions of accepting demand and time deposits and the extension of personal, agricultural, commercial, installment and mortgage loans.

The North Platte Bank is located at the corner of Third and Dewey Streets in the downtown business district of North Platte. The North Platte Bank owns the land and building composing the banking premises. The North Platte Bank owns and operates three detached facilities in North Platte.

On March 31, 1995, the Company acquired Western Banshares, Inc. with offices in Alliance and Bridgeport, Nebraska. The two offices were merged into North Platte National Bank. The name of the bank was changed to Western Nebraska National Bank. The two offices in Alliance and Bridgeport now operate as branches of the Western Nebraska National Bank.

The North Platte Bank has ten automated `Bank In The Box'' teller machines in North Platte, one in Alliance, one in Bridgeport and one in Thedford, Nebraska.

During 1995, the North Platte Bank built a new facility in Bridgeport at a cost of approximately $1,250,000. Plans call for building a new main bank facility in downtown North Platte during 1996.

City National Bank and Trust Co. (the "Hastings Bank")
------------------------------------------------------
The Hastings Bank opened for business in January of 1934, and has been engaged in the banking business continuously since that date. The Hastings Bank conducts a general commercial banking business from its offices in Hastings, Nebraska, including the usual banking functions of accepting demand and time deposits and the extension of personal, installment, agricultural, commercial, and mortgage loans.

The Hastings Bank is located on the northwest corner of Third and Lincoln Streets in the northwest part of the downtown business district of Hastings. The building housing the main banking offices is owned by the Hastings Bank and was constructed in 1969. The Hastings Bank also owns and operates one detached banking facility which is located near the city's only retail shopping center approximately three miles to the north, and ten automated "Bank In The Box" teller machines.

First National Bank of West Point (the "West Point Bank")
---------------------------------------------------------
The West Point Bank was chartered in 1885, and has been engaged in the banking business continuously since that date. The West Point Bank conducts a general commercial banking business from its office at 142 South Main Street, West Point, Nebraska, including the usual banking functions of accepting demand and time deposits, and the extension of personal, installment, agricultural, commercial, and mortgage loans. The West Point Bank operates one automated "Bank In The Box" teller machine.

The West Point Bank is located in the central business district of West Point. The building which houses the main offices was constructed in 1964 and was added on to in 1993, and is owned by the West Point Bank.

The First National Bank of McCook (the "McCook Bank")
-----------------------------------------------------
The McCook Bank was chartered in 1885, and has been engaged in the banking business continuously since that date. The McCook Bank conducts a general commercial banking business from its office at 108 West D Street, McCook, Nebraska, including the usual banking functions of accepting demand and time deposits, and the extension of personal, installment, agricultural, commercial, and mortgage loans. The McCook Bank has no detached drive-up facility, but operates five automated "Bank In The Box" teller machines in McCook and one in Culbertson, Nebraska.

The McCook Bank is located in the downtown business district of McCook. The building which houses the Bank's offices was constructed in 1975, and is owned by the McCook Bank.

Non Bank Subsidiaries
---------------------
First Commerce is the owner of the NBC Center. Construction of the eleven-story building was completed in March of 1976. The Lincoln Bank leases the lower level and five floors of the building. The remaining area of the building is leased to the public.

First Commerce owns 6,000 shares, or 100%, of the issued shares of Commerce Affiliated Life Insurance Company, a company engaged in underwriting, as reinsurer, credit insurance sold in connection with the extensions of credit by bank subsidiaries.

First Commerce owns all the stock of First Commerce Investors, Inc. First Commerce Investors, Inc. was incorporated in 1987 to provide investment advisory services in connection with the management and investment of assets held by the Company's subsidiary banks in a fiduciary capacity and to provide other investment advisory services.

First Commerce owns 50% of the stock of Community Mortgage Corporation, a loan origination company in Lincoln Nebraska. Woods Brothers Realty, a real estate company, owns the other 50%. The loan originators are housed in the offices of Woods Brothers Realty.

COMPETITION

First Commerce faces intense competition in all of its activities from other commercial banks. In addition, other financial institutions compete throughout Nebraska and the Midwest for most of the services First Commerce provides, particularly as a result of recent legislation and technological developments. Thrift institutions, as well as finance companies, leasing companies, insurance companies, mortgage bankers, investment banking firms, pension trusts and others provide competition for certain banking and financial services. First Commerce's subsidiary banks also compete for interest-bearing funds with money market mutual funds and issuers of commercial paper and other securities.

The Nebraska Bank Holding Company Act permits bank holding companies to own and operate more than one subsidiary bank. Under the law, an acquisition by a bank holding company of additional subsidiary banks is permitted so long as after consummation of the acquisition, the subsidiary banks of such bank holding company do not exceed nine in number (subject to certain statutory exceptions) and do not have deposits greater than 14% of total deposits of all banks, thrift institutions and savings and loan associations in the State of Nebraska as determined by the Nebraska Director of Banking and Finance as of the most recent calendar year end. At December 31, 1995, First Commerce had total deposits of approximately $1,463,205,000 which is below the limitation.

The Nebraska Banking Act permits statewide branching, but only if the branch bank is established through the acquisition of or merger with another bank which has been chartered for more than eighteen months, and if the acquired bank is converted to a branch bank. Branches may be established de novo but only if located within the city or town in which the Bank's main office is located (except in Sarpy and Douglas Counties). Effective March 27, 1992, banks located in Sarpy and Douglas Counties, Nebraska, may establish an unlimited number of branches in and between both counties; banks in Lancaster County (which includes
NBC) may establish up to nine branches within the city limits of the community in which the main office is located; and banks in all other counties may establish up to six branches within the city limits of their respective community.

Out-of-state bank holding companies located anywhere in the United States may acquire Nebraska banks or Nebraska bank holding companies so long as the state in which the acquiring company is located has laws no more restrictive than those of Nebraska relative to the bank acquisitions in their states. (See "Recently Enacted Federal Legislation" below)

In early 1996, First Bank Systems, a Minnesota based banking organization, will complete its announced purchase of Firstier Financial, Inc., one of the Company's major competitors in the Lincoln and Nebraska markets. The Company feels the instability created by this merger, could give the Company a competitive advantage for a short period of time. The Company will step up its advertising campaigns and officer call programs to try and capitalize on this competitive advantage.

RECENTLY ENACTED FEDERAL LEGISLATION

The recently enacted federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 will increase the ability of bank holding companies, including First Commerce, to make interstate acquisitions and to operate their subsidiary banks. Commencing on September 29, 1995, adequately capitalized and adequately managed bank holding companies are permitted to make acquisitions of banks located anywhere in the United States without regard to the provisions of any state laws that may presently prohibit such acquisitions. Interstate acquisitions are not permitted, however, if the potential acquirer would control more than 10 percent of the insured deposits in the United States or more than 30 percent of insured deposits in the home state of the bank to be acquired or in any state in which such bank has a branch. States may enact statutes increasing the 30 percent limit and may also lower such limit if they do so on a non-discriminatory basis. States will also be permitted to prohibit acquisitions of banks that have been established for fewer than five years. The Board of Governors of the Federal Reserve System is required to consider the applicant's record under the federal Community Reinvestment Act in determining whether to approve an interstate banking acquisition.

The new statute also permits, after June 1, 1997, interstate branch banking in all states by adequately capitalized and adequately managed banks, but a state may enact specific legislation before June 1, 1997, prohibiting interstate branch banking in that state, in which event banks headquartered in the state will not be permitted to branch into other states. A state may also enact legislation permitting non-discriminatory interstate branch banking in such state before June 1, 1997. Applications for interstate branching authority will be subjected to regulatory scrutiny of compliance with both federal and state community reinvestment statutes with respect to all of the banks involved in the proposed transaction.

The effect of this may be to permit the further consolidation of the Nebraska banking community and the acquisition of Nebraska banks and bank holding companies by larger regional bank systems or major money center banks. This may result in increased competition for deposits and profitable loans. Further, the regional bank systems and major money center banks may be able to offer a broader variety of services than those presently offered by Nebraska banks.

SUPERVISION AND REGULATION; EFFECT OF GOVERNMENT POLICIES

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a bank holding company, First Commerce is subject to regulation under the Bank Holding Company Act of 1956, which requires First Commerce to register with the Federal Reserve Board and subjects First Commerce to the Board's examination and reporting requirements. The Act requires prior approval of the Federal Reserve Board for bank acquisitions (which includes the acquisition of substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, a bank holding company would own, directly or indirectly, more than five percent of the voting shares of such bank). The Act further restricted until December 29, 1995, the acquisition of voting shares of out-of-state banks (unless such acquisition was specifically authorized by the statute laws of the state in which the bank to be acquired is located), and limits the ability of First Commerce to engage in, or to acquire direct or indirect control of the voting shares of any company engaged in any non-banking activity. One of the principal exceptions to this limitation is for activities--such as making or servicing loans, performing certain data processing services, providing certain trust, fiduciary and investment services, and engaging in certain leasing transactions- -found by the Federal Reserve Board by order or regulation to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

First Commerce is also registered as a bank holding company under the Nebraska Bank Holding Company Act.

Federal law also regulates transactions among First Commerce and its subsidiaries, including the amount of a banking affiliate's loans to, or investments in, an affiliate and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal law regulate the operations of First Commerce and its subsidiaries. These laws, among other things, require the maintenance of reserves against deposits, impose certain restrictions on the nature and terms of loans, restrict investments and other activities, regulate mergers, the establishment of branches and related operations, and subject the Subsidiary Banks to regulation and examination by the FDIC and the Comptroller of the Currency. Banks organized under federal law are limited in the amount of dividends which they may declare--depending upon the amount of their capital, surplus, income and retained earnings--and, in certain instances, such national banks must obtain regulatory approval before declaring any dividends. In addition, under the Bank Holding Company Act of 1956 and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or furnishing of services.

The banking industry also is affected by the monetary and fiscal policies of regulatory authorities, including the Federal Reserve Board. Through open market securities transactions, variations of the discount rate, and the establishment of reserve requirements, the Federal Reserve Board exerts considerable influence over the cost and availability of funds obtained for lending and investing, and the rates of interest paid by banks on their time and savings deposits.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of bank holding companies and their subsidiary banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, or loan demand or as to the impact of such changes on the business and earnings of any bank or bank holding company.

The Company's seven subsidiary banks are all chartered as national banks and, therefore, fall under the supervision and regulation of both the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation Act of 1991 (FDICIA) includes a variety of supervisory measures. FDICIA prescribed a system of prompt regulatory action when any financial institution falls below minimum capital standards. FDICIA also requires regulatory agencies to prescribe standards related to internal operations and management, including "internal controls information and audit systems", "loan documentation", "credit underwriting", "interest rate exposure", "asset growth", and such other operational and management standards as the agencies deem appropriate. FDICIA also requires that regulatory agencies prescribe compensation standards for executive officers, employees, directors, and principal shareholders of insured depository institutions. FDICIA authorizes regulatory agencies to treat as an "unsafe and unsound practice" any failure by an institution to correct a deficiency that leads to a "less-than-satisfactory" examination rating for asset quality, management, earnings, or liquidity. This permits the agencies to bring an enforcement action against the institution and impose sanctions.

Federal Reserve Board's Regulation O governs loans to directors, officers and principal shareholders of member banks and their related interests. FDICIA imposed a cap on total extensions of credit to insiders equal to 100 percent of the institution's capital, although the Federal Reserve has recently increased the cap to 200 percent of capital for adequately capitalized banks with less than $100 million in deposits.

Incorporated in FDICIA was the Truth-in-Savings Act which applies to depository accounts offered by depository institutions. This act imposes requirements concerning disclosure of terms, conditions, fees, and yields to advertisements and general solicitations, to periodic account statements, and to certain dealings between customers or potential customers and a depository institution. The Act aims to achieve standardization of the method of calculating an "annual percentage yield" and provides for civil liability and administrative enforcement mechanisms.

From time to time, various proposals are made in the United States Congress and the Nebraska Legislature, and before various bank regulatory authorities which would, among other things, alter the powers of, and restrictions on, different types of banking organizations, expand the authority of regulators over certain activities of bank holding companies, require the application of more stringent standards with respect to the acquisition of banks, expand the powers of bank holding companies with respect to interstate acquisitions, affect the non-banking and securities activities permitted to banks or bank holding companies, or restructure part or all of the existing regulatory framework for banks, bank holding companies and other financial institutions. It is impossible to predict whether new legislation or regulations will be adopted and the impact, if any, on the business of First Commerce.

DIVIDENDS

Under applicable federal statutes, the approval of the Comptroller is required if the total of all dividends declared by a national bank in a calendar year exceeds the aggregate of the Bank's "net profits", as defined, for that year and its retained net profits for the two preceding years. Under this formula, First Commerce's subsidiary banks could declare aggregate dividends as of December 31, 1995, without the further approval of the Comptroller, of approximately $17,359,000.

Under Federal Reserve Board policy, First Commerce is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such banks in circumstances where it might not do so absent such policy.

The FDIC and the Comptroller have authority under federal law to take certain enforcement actions against a national bank found to be engaged in conduct which, in their opinion, constitutes an unsafe or unsound banking practice. Depending upon the financial condition of the bank in question, and other factors, the payment of dividends or other payments might under some circumstances be considered by the FDIC and/or the Comptroller to be an unsafe or unsound banking practice. In such case, the Comptroller could, among other things, commence cease and desist proceedings and the FDIC could commence a proceeding to terminate deposit insurance.

CAPITAL REQUIREMENTS

The Federal Reserve Board has issued risk-based and leverage capital guidelines for bank holding companies like First Commerce. The risk-based guidelines define a two-tier capital framework. Generally, Tier 1 capital consists of common and qualifying preferred shareholders' equity, less goodwill. Generally, Tier 2 capital consists of mandatory convertible debt, subordinated and other qualifying term debt, preferred stock not qualifying for Tier 1 and the allowance for loan losses, subject to certain limitations. The regulatory minimum ratio for qualifying total capital is 8 percent, of which 4 percent must be Tier 1 capital. On December 31, 1995, First Commerce's total capital ratio was 14.82 percent and its Tier 1 ratio was 13.39 percent.

While the Federal Reserve Board's stated minimum leverage ratio of Tier 1 capital to quarterly average assets less goodwill is 3 percent, most bank holding companies such as First Commerce will be required to maintain ratios of at least 100 to 300 basis points above 3 percent. First Commerce's leverage ratio at December 31, 1995, was 9.16 percent. The Comptroller of the Currency, which regulates all of First Commerce's banking subsidiaries, has promulgated substantially similar capital guidelines. The Federal Reserve Board and the Comptroller of the Currency, may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

FOREIGN OPERATIONS

The Company and its subsidiaries do not engage in any material foreign activities.


ITEM 2. PROPERTIES

First Commerce owns its headquarters building, the NBC Center, which is located at 1248 O Streets, Lincoln, Nebraska, in the downtown central business district of the city. Construction of the eleven-story building was completed in March 1976. The Lincoln Bank leases the lower level and five additional floors of the building. The remaining area of the building is leased to the public.

At December 31, 1995, First Commerce's subsidiary financial institutions operated a total of seven main banking houses (including the Lincoln Bank's NBC Center location), 17 detached facilities, and 101 automated teller machines. All of the facilities are owned by the respective banks, with the exception of the Lincoln Bank which is housed in the First Commerce owned NBC Center.

Additional information with respect to premises and equipment is presented on Page 20 of the Notes to Financial Statements in First Commerce's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

For additional description of property owned and operated by First Commerce and each subsidiary, see Item 1.

In the opinion of management, the physical properties of First Commerce and its subsidiaries are suitable and adequate and are being fully utilized, except for the former First Commerce Savings, Inc. facility which was vacated April 1, 1994 after the merger with NBC. This facility may be utilized in the future as a NBC drive-up facility or it may be sold.

ITEM 3. LEGAL PROCEEDINGS

The Company and certain subsidiaries have been engaged in prolonged litigation concerning the failure of an unrelated Nebraska industrial loan and investment company. The same plaintiffs brought all of these cases. All of these cases have been dismissed and the dismissals have been affirmed by the appellate courts. The United States Court of Appeals affirmed the last of these dismissals on December 6, 1995, and the time for plaintiffs to petition the United States Supreme Court for a writ of certiorari will not expire until March of 1996. Since plaintiffs unsuccessfully sought Supreme Court review in their previous federal case, they may attempt to obtain a writ of certiorari in this case as well. If the Supreme Court were to grant certiorari and reverse the decision of dismissal and if a trial ultimately resulted in an unfavorable outcome, it could have a significant effect on the Company's financial position, since the action sought $58 million damages, which could have been tripled according to the Racketeer Influenced and Corrupt Organizations (RICO) Act, under which the suit was brought. Legal counsel for the company is of the opinion, however, that even if plaintiffs were to petition for a writ of certiorari it is unlikely the Supreme Court would accept the case for review.
It therefore appears that the action has been successfully concluded.

The nature of the business of First Commerce involves, at times, a certain amount of litigation against First Commerce and its subsidiaries involving matters arising in the ordinary course of business; however, in the opinion of the management of First Commerce, there are no other proceedings pending to which First Commerce or any of its subsidiaries is a party, or which its property is subject, which, if determined adversely, would be material in relation to the financial condition of First Commerce.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of First Commerce's security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The present executive officers of First Commerce, their respective ages and the year each was first elected an officer, are set forth in the following table:

                           Present Office            Year First
   Name               Age    or Position          Elected Officer
   ----               ---  ---------------        ---------------


James Stuart, Jr.     53   Chairman and Chief               1973
                           Executive Officer

Brad Korell           47   Executive Vice President         1990

Stuart Bartruff       41   Executive Vice President-        1987
                           and Secretary

Mark Hansen           40   Senior Vice President            1994

Donald Kinley         45   Vice President and Treasurer     1977
                           (Chief Accounting Officer)

The occupations of the executive officers for the last five years are as follows:

James Stuart, Jr. was elected Chairman of the Board and Chief Executive Officer on January 19, 1988. Mr. Stuart, Jr. had served as President and Chief Executive Officer of First Commerce since May 3, 1985. Mr. Stuart, Jr. also serves as Chairman and Chief Executive Officer of the Lincoln Bank, and as a director of the remaining Subsidiary banks except the West Point Bank.

Brad Korell has served as Executive Vice President of First Commerce and as President of the Lincoln Bank since March 7, 1990. Prior to March 1990, Mr. Korell had served as Executive Vice President and Senior Loan Officer of the Lincoln Bank since December 1987.

Stuart Bartruff has served as Senior Vice President-Loan Services since 1985 and was elected Secretary in May of 1992. He joined the Company in May of 1979.

Mark Hansen was elected Senior Vice President of First Commerce on June 21, 1994. Mr. Hansen has been an employee of the National Bank of Commerce since 1977, beginning as a Loan Analyst and being promoted to Corporate Lending Officer in 1980, Corporate Banking Manager in 1986, Senior Lender Officer in 1990, and Executive Vice President of National Bank of Commerce in 1992, a title he still holds.

Donald Kinley was elected as Vice President and Treasurer in April 1993. Prior to that Mr. Kinley served as Vice President and Assistant Treasurer for more than five years. He joined the Company in 1977.

No family relationships exist between any of the executive officers.



PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1995, Page 1 and Page 31.

ITEM 6. SELECTED FINANCIAL DATA

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1995, Pages 32-35.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION
Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1995, Pages 36 through 48, and captioned as "Management's Discussion and Analysis".
 ------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1995, Pages 12 through 30.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1996, under the caption "1. Election of Directors" commencing on Page 2.

For information concerning the Executive Officers, see Item 4 at Page 11.

ITEM 11.EXECUTIVE COMPENSATION

Incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1996, under the caption "Executive Compensation and Other Information".

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

Incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1996, under the captions "Principal Shareholders" and "1. Election of Directors".

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1995, Page 24, Footnote N and incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1996, under the caption "Executive Compensation and Other Information".

PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K

FINANCIAL STATEMENTS                            PAGE REFERENCE
                                           IN ANNUAL REPORT TO SHAREHOLDERS*
                                           ---------------------------------


  Consolidated Balance Sheets as of December 31, 1995 and 1994 12 Consolidated Statements of Income for the
    Three Years Ended December 31, 1995......................... 13
  Consolidated Statements of Stockholders' Equity for the
    Three Years Ended December 31, 1995 ........................ 14
  Consolidated Statements of Cash Flows for the Three
    Years Ended December 31, 1995 ...............................15
  Notes to Consolidated Financial Statements ...........         16
  Independent Auditors' Report .........................         30

Condensed financial statements for parent company only may be found in the Notes to Consolidated Financial Statements, Pages 25 through 27. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

*These items are included in First Commerce's 1995 Annual Report to Shareholders on the pages indicated and are hereby incorporated by reference in this Form 10-
K. First Commerce's 1995 Annual Report to Shareholders is an integral part of this Form 10-K.

REPORTS ON FORM 8-K

The Company filed a report on Form 8-K dated December 15, 1995, reporting on
Item 5, Other events. The Company announced the adoption of a `Dividend Reinvestment Plan and an Employee Stock Purchase Plan'.

EXHIBITS

The following Exhibit Index lists the Exhibits to Form 10-K.

[CAPTION]

  Exhibit Number                                               Page No. or Incorporation
  --------------                                               ----------------------
                                                               by Reference to
                                                               ---------------
  (3)Articles of Incorporation and By-Laws
     (a)Articles of Incorporation of First Commerce             Exhibit 3.1 to Form S-1
       Bancshares, Inc.                                         No. 2-97513*
     (b)Amendment to Articles of Incorporation dated            Exhibit 3.1(a) to Form 8-K dated
       October 19, 1993.                                        October 19, 1993*

     (c)Amendment to Articles of Incorporation dated            Exhibit 3 (c) to Form S-4
       April 19, 1994                                           No. 33-81190*

     (d)By-Laws of First Commerce Bancshares, Inc.              Exhibit 3.1 to Form S-1
                                                                No. 2-97513*

  (4)Form of Indenture(including form of Capital Note)          Exhibit 4(A) to Form S-1
     relating to the issuance of $26,500,000 principal          No. 33-47328*
     amount of Capital Notes issued in Series between the
     Registrant and Norwest Bank Nebraska, N.A., as Trustee.

  (9)  Not applicable.

  (10) Material contracts.

    (a)First Commerce Retirement Accumulation Plan and Trust.   Exhibit 10(a) to Form 10-K for
                                                                the year ended December 31, 1992.*

    (b)First Commerce Profit-Sharing and Thrift Plan and Trust. Exhibit 10(b) to Form 10-K for
                                                                the year ended December 31, 1992.*

    (c)First Commerce Supplemental Executive Retirement and     Exhibit 10(c) to Form 10-K for
       Deferred Compensation Plan and Trust Agreement.          the year ended December 31, 1992.*

    (d)Deferred Compensation Plan and Deferred Compensation     Exhibit 10(d) to Form 10-K for
       Trust Agreement dated April 2, 1993 between the          the year ended December 31, 1993*
       Company and Bradley F. Korell.

    (e)Deferred Compensation Plan and Deferred Compensation     Exhibit 10(e) to Form 10-K for
       Trust Agreement dated April 2, 1993 between the          the year ended December 31, 1993*
       Company and Mark W. Hansen.

    (f)Deferred Compensation Plan and Deferred Compensation     Exhibit 10(f) to Form 10-K for
       Trust Agreement dated April 2, 1993 between the          the year ended December 31, 1993*
       Company and Stuart L. Bartruff.

    (g)Dividend Reinvestment Plan and Employee Stock Pur-       Exhibit 1 to Form 8-K dated Decem-
       chase Plan                                               ber 15, 1995
  (11) Not applicable.

  (12) Not applicable.

  (13) Annual Report to Security Holders.

  (16) Not applicable.

  (18) Not applicable.

  (19) Not applicable.

  (22) Subsidiaries of the Registrant.                         See Item 1, Page 3.

  (23) Not applicable.

  (24) Not applicable.

  (25) Not applicable.

  (28) Not applicable.

  (29) Not applicable.

  *Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

FINANCIAL STATEMENT SCHEDULES

  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 14 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST COMMERCE BANCSHARES, INC.


By:James Stuart, Jr.             Date:March 18, 1996
   ---------------------------        ------------------
  James Stuart, Jr.
  Chairman, Chief Executive Officer
  and Director



By:Stuart Bartruff               Date: March 18, 1996
   ---------------------------        ------------------
  Stuart Bartruff
  Executive Vice President and Secretary
  (Principal Financial Officer)



By:Donald Kinley                 Date: March 18, 1996
   ---------------------------        ------------------
  Donald Kinley
  Vice President and Treasurer
  (Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


David T. Calhoun                 Date: March 19, 1996
------------------------------        ------------------
David T. Calhoun, Director


Connie Lapaseotes                Date: March 19, 1996
------------------------------        ------------------
Connie Lapaseotes, Director

                                Date:
------------------------------        ------------------
John G. Lowe, III, Director

                                Date:
------------------------------        ------------------
John C. Osborne, Director


Richard C. Schmoker              Date: March 19, 1996
------------------------------        ------------------
Richard C. Schmoker, Director


Kenneth W. Staab                 Date: March 19, 1996
------------------------------        ------------------
Kenneth W. Staab, Director


James Stuart                     Date: March 19, 1996
------------------------------        ------------------
James Stuart, Director


James Stuart, Jr.                Date: March 19, 1996
------------------------------        ------------------
James Stuart, Jr., Director


Scott Stuart                     Date: March 19, 1996
------------------------------        ------------------
Scott Stuart, Director