Form 10-Q
period 1996-03-31
FIRST COMMERCE BANCSHARES INC
filed 1996-05-10
CIK 768532

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q



Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of

1934.


For the Quarter ended March 31, 1996      Commission File No. 0-14277


                        FIRST COMMERCE BANCSHARES, INC.
- -----------------------------------------------------------------------




         NEBRASKA                               47-0683029
- -----------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)           Identification No.)


     1248 O STREET, LINCOLN, NEBRASKA                   68508-1424
- -----------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, including Area Code       (402) 434-4110
                                                  ---------------------


                                    NONE
- ------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changes since last report.



"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X            NO
        ----          ---



Common stock, $.20 par value; outstanding at March 31, 1996
                 Class A Common        2,606,336 shares.
                 Class B Common       10,963,348 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
[CAPTION]

                                              (UNAUDITED)
                                            MARCH 31, 1996  DECEMBER 31, 1995
                                            --------------  -----------------

Cash and due from banks                      $    94,824       $   102,451
Federal funds sold                                55,531            32,738
                                             -----------       -----------
  Cash and cash equivalents                      150,355           135,189
Mortgages held for sale                           36,928            25,574
Securities available for sale (cost of
    $383,729,000  and $351,076,000)              394,883           365,494
Securities held to maturity (fair value of
  $187,060,000 and $200,739,000)                 187,626           200,682
Loans                                          1,030,352         1,017,367
Less allowance for loan losses                    20,267            19,017
                                             -----------       -----------
  Net loans                                    1,010,085           998,350
Premises and equipment                            47,971            48,036
Other assets                                      45,016            42,250
                                             -----------       -----------
                                             $ 1,872,864       $ 1,815,575
                                             ===========       ===========
Deposits:
  Non-interest bearing                       $   267,505       $   277,679
  Interest bearing                             1,203,421         1,185,526
                                             -----------       -----------
                                               1,470,926         1,463,205

Securities sold under agreement to
  repurchase                                     135,508            92,726
Fed funds purchased and other short-term
  borrowings                                       7,340             5,214
Accrued expenses and other liabilities            20,827            18,890
Long-term debt                                    55,519            55,519
                                             -----------       -----------
  Total liabilities                            1,690,120         1,635,554

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value;
    authorized 10,000,000 shares;
    issued 2,606,336 shares;                         521               521
    Class B non-voting, $.20 par value;
    authorized 40,000,000 shares;
    issued 10,963,348                              2,193             2,193
Paid in capital                                   21,665            21,665
Retained earnings                                151,114           146,269
Net unrealized gains/(losses) on secur-
    ities available for sale (net of tax)          7,251             9,373
                                             -----------       -----------
Total stockholders' equity                       182,744           180,021
                                             -----------       -----------
                                             $ 1,872,864       $ 1,815,575
                                             ===========       ===========


See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In Thousands Except Per Share Data)
[CAPTION]

                                              THREE MONTHS ENDED
                                              ------------------
                                                  MARCH 31,
                                                  ---------
                                               1996        1995
                                             --------    --------
Interest income:
  Loans, including fees                      $ 23,705    $ 19,343
  Investment securities:
    Taxable                                     7,740       7,739
    Non-taxable                                   416         356
    Dividends                                      76          57
  Mortgages held for sale                         518          91
  Short-term investments                          542         545
                                               ------      ------
    Total interest income                      32,997      28,131
Interest expense:
  Deposits                                     14,037      11,845
  Short-term borrowings                         1,321       1,032
  Long-term debt                                  953         637
                                               ------      ------
    Total interest expense                     16,311      13,514
                                               ------      ------
Net interest income                            16,686      14,617
Provision for loan losses                       1,821         696
                                               ------      ------
Net interest income after provision
    for loan losses                            14,865      13,921
Noninterest income:
  Service charges and fees to
    customers                                   8,212       6,389
  Trust services                                1,764       1,260
  Gains/(losses) on securities sales              767         184
  Other income                                    430         152
                                               ------      ------
  Total noninterest income                     11,173       7,985
                                               ------      ------
Noninterest expense:
  Salaries and employee benefits                8,764       7,930
  Fees and insurance                            2,452       2,484
  Other expenses                                6,339       5,292
                                               ------      ------
    Total noninterest expense                  17,555      15,706
                                               ------      ------

Income before income taxes                      8,483       6,200
Income tax provision                            2,756       2,102
                                               ------      ------
    Net income                               $  5,727    $  4,098
                                               ======      ======

Weighted average shares outstanding            13,570      13,268
                                               ======      ======

Net income per share                         $    .42    $    .31
                                               ======      ======






See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)  (IN THOUSANDS)
[CAPTION]

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                         ---------------
                                                           1996      1995
                                                         ---------

Net cash from operating activities                     $(3,142)    $ 2,441

Cash flows from investing activities:
  Proceeds from maturities of held to maturity
    securities                                           20,624     20,241
  Proceeds from sales of held to maturity
    securities                                               -           -
  Purchase of held to maturity securities               (7,568)    (1,954)
  Proceeds from maturities of available for sale
    securities                                           12,682     23,706
  Proceeds from sales of available for sale
    securities                                            2,509     11,064
  Purchase of available for sale securities             (46,992)   (50,453)
  Net increase in loans                                 (13,556)   (15,534)
  Capital expenditures                                  (1,213)      (776)
  Other                                                     (9)      (184)
                                                        ---------  --------
Net cash from investing activities                      (33,523)   (13,890)

Cash flows from financing activities:
  Increase/(decrease) in deposits                         7,721    (22,112)
  Increase/(decrease) in other short term
    borrowings                                           42,782    (9,982)
  Net increase in federal funds purchased                 2,126      2,500
  Cash dividends paid                                     (882)      (716)
  Other                                                      84       (60)
                                                        -------    -------
Net cash from financing activities                       51,831    (30,370)
                                                        -------    -------

Net increase/(decrease) in cash and cash
  equivalents                                            15,166    (41,819)
Cash and cash equivalents at January 1                  135,189    168,305
                                                        -------    -------

Cash and cash equivalents at March 31                  $150,355  $ 126,486
                                                        =======    =======






See notes to consolidated condensed financial statements.

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) [CAPTION]
                                               1996        1995
                                              -----       -----
                                           (Amounts in Thousands)

Balance, January 1                           $ 180,021   $ 149,354
  (Decrease)/increase in net unrealized
    gains on securities available for sale     (2,122)       3,681
  Cash dividends declared ($.065 and $.054
    per share)                                   (882)       (716)
  Net income                                     5,727       4,098
                                             ---------   ---------
Balance, March 31                            $ 182,744   $ 156,417
                                             =========   =========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.  GENERAL
The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1996, and the results of their operations.  The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the
Company's 1995 annual report and Form 10-K.  The results of operations for the unaudited three-month period ended March 31, 1996, are not necessarily indicative of the results which may be expected for the entire calendar year 1996.

B:  ALLOWANCE FOR LOAN LOSSES
Transactions in the allowance for loan losses are summarized as follows:

                                               1996        1995
                                                 -----       -----
                                            (Amounts in Thousands)

Balance, January 1                           $ 19,017    $ 17,190
  Provision for loan losses                     1,821         696
  Charge-offs                                  (1,266)     (1,010)
  Recoveries                                      695         488
                                               ------      ------
Balance, March 31                            $ 20,267    $ 17,364
                                               ======      ======

C.  INVESTMENT SECURITIES

During the first three months of 1996 and 1995, the Company realized $767,000 and
$184,000, respectively, in profits on the sale of securities available for sale.
During the first three months of 1996 and 1995, the Company did not sell any held to maturity securities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------
For the first three months of 1996, First Commerce Bancshares, Inc. and subsidiaries (the "Company") recorded net income of $5,727,000 or $.42 per share compared to $4,098,000 or $.31 per share for the same period one year ago.

NET INTEREST INCOME
Net interest income (interest income less interest expense) was $16,686,000 for the first quarter of 1996 compared to $14,617,000 for the first quarter of 1995, a 14.2% increase due primarily to a $244 million increase in earning assets from March 31, 1995. Included in interest income is $327,000 of interest on a loan previously charged off. The net yield on earning assets (net interest income divided by earning assets) was approximately 4.1% and 4.2% as of March 31, 1996 and 1995, respectively. Loans were $1,030 million at March 31, 1996, compared to $865 million at the same time one year ago, a 19% increase.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $1,821,000 for the first quarter of 1996, as compared to $696,000 for the first quarter of 1995, a 162% increase. The increase was necessary to keep pace with the increased loan growth and management's desire to maintain the reserve at adequate levels. As a percentage of loans outstanding, the loan loss reserve was 2.0% as of March 31, 1996 and 1995. Total first quarter 1996 net charge-offs were $571,000 compared to $522,000 for the same period a year ago. Net credit card charge offs totaled $876,000 or 3.0% of average outstanding credit card balances. There has been no major change in the overall quality of the loan portfolio since December 31, 1995.

The following table presents the amount of non performing loans:

                                    March 31, 1996    December 31, 1995
                                    --------------    -----------------

   [S]                                [C]                  [C]
   Loans accounted for on a non
     accrual basis                    $1,710,000           $1,700,000

   Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payment    $1,961,000           $1,099,000

   Loans not included above which
   are "troubled debt restructurings" $1,758,000           $1,256,000

As a result of the farm and ranching economic conditions and the timing of ag loan renewals, the increase in loan delinquencies is made up primarily of agricultural loans. The Company is in the process of resolving the delinquencies and material losses are not expected. The increase in troubled debt restructurings is related to one livestock operation. Additional collateral secured in the restructuring strenthens the Company's position and decreases risks associated with the loan. Virtually all of the Company's loans are to Nebraska-based organizations, although the loan portfolio is well diversified by industry. The Nebraska economy is dependent upon the general state of the agricultural economy.

NONINTEREST INCOME
Noninterest income for the first three months was $11,173,000 as compared to $7,985,000 for the first three months of 1995, a 39.9% increase. Credit card fees increased $1,111,000 primarily due to an increase in merchant discount income. This is primarily the result of adding one major new merchant customer. Mortgage banking revenues increased $353,000 because of additional underwriting and servicing income. Extra liquidity in the banking system is partially responsible for the $259,000 increase in other service charges and fees including fees paid by correspondent banks related to fed funds and bond investments purchased through the National Bank of Commerce. Increased long-term interest yields also contributed to the additional bond investment purchases by correspondent banks. First quarter 1996 trust services fees increased over $500,000 compared to the same period a year ago due primarily to an increase in activity and an increase in the value of assets being managed. Gains on the sale of available for sale securities were $767,000 in the first quarter of 1996 as compared to $184,000 in the first quarter of 1995, a $583,000 increase. These gains were the result of selling certain positions held in the Company's Global Fund. Losses on the sale of mortgages were $41,000 for the first three months of 1995 while the first three months of 1996 showed gains on the sale of mortgages of $77,000. Other noninterest income of $430,000 through March 31, 1996, includes $257,000 interest received on a federal income tax refund.

The following table shows the breakdown of noninterest income and the percentage change:
                                                            Percent
                                       (In Thousands)       Increase/
                                       1996     1995        (Decrease)
                                       ----     ----        ----------
      [S]                           [C]        [C]          [C]
      Computer services             $  2,200   $2,160         1.9%
      Credit card                      2,003      892       124.6
      Mortgage banking                 1,184      831        42.5
      Service charges on deposits      1,234    1,174         5.1
      Other service charges and fees   1,591    1,332        19.4
      Trust services                   1,764    1,260        40.0
      Gains on securities sales          767      184       316.8
      Other income                       430      152       182.9
                                    --------   ------
      Total noninterest income      $ 11,173   $7,985        39.9
                                     =======    =====

NONINTEREST EXPENSE
Noninterest expenses increased $1,849,000 or 11.8% from a year ago. Salaries and employee benefits increased $834,000 or 10.5% due to increases in the levels of pay, an increase in the number of employees -- especially bank card employees and employees related to the April 1, 1995 bank acquisition -- and to increased accruals for the Company's profit sharing plan. Fees and insurance expenses decreased 37.5%. Because of lower assessment rates beginning in June 1995, first quarter 1996 FDIC fees were $59,000 compared to $744,000 for the first quarter of 1995. Bank card processing fees increased $373,000 due to increased activity. Supplies expense increased $161,000 due primarily to increased paper costs. In addition, First Commerce Technologies image operations and backroom operation expenses, not in existence at the same time one year ago, increased comparative supplies expense. Business development expenses increased $293,000 mainly due to increased bank card marketing.

Other expenses increased 26.2% from a year ago. In accordance with generally accepted accounting principles, First Commerce Mortgage expensed $241,000 to mark to market its pipeline and loans held for sale, compared to $27,000 expense reversal in the first quarter of 1995. In addition, due to a change in an accounting principle in 1995, and subsequent increase in capitalized mortgage servicing rights, service release fees amortization increased $198,000 over the same quarter one year ago. The April 1995 bank acquisition is the cause of the 62% increase in goodwill amortization expense.

The following table shows the breakdown of noninterest expense and the percentage change:

                                                                          Percent
                                                 (In Thousands)           Increase/
                                         March 31, 1996 March 31, 1995   (Decrease)
                                         ----------------------------      ----------

       Salaries and employee benefits      $    8,764   $   7,930           10.5%
       Net occupancy expense                    1,075         931           15.5
       Equipment expense                        1,345       1,221           10.2
       Fees and insurance                       1,008       1,612          (37.5)
       Bank card fees                           1,104         731           51.0
       Communications                             989         849           16.5
       Supplies                                   643         482           33.4
       Business development                       872         579           50.6
       Other expenses                           1,625       1,288           26.2
       Goodwill amortization                      128          79           62.0
       Net cost of other real estate owned          2           4          (50.0)
                                           ----------   ---------
       Total noninterest expense           $   17,555   $  15,706           11.8
                                            =========    ========

The Company's efficiency ratio -- noninterest expense (excluding net cost of ther real estate and goodwill amortization) divided by the sum of net interest ncome and noninterest income -- was 62.5% and 69.1% at March 31, 1996 and 1995, respectively.

An unexpected and unaccrued for $238,000 federal income tax refund was received by the Company, which decreased the first quarter income tax provision.

FINANCIAL CONDITION AT MARCH 31, 1996
- -------------------------------------
Total assets at March 31, 1996, were $1,873 million, compared to $1,816 million at December 31, 1995, a 3.1% increase. Cash and cash equivalents increased $15 million, investments increased $16 million, mortgages held for resale increased $22 million, and loans increased $13 million. Total assets at March 31, 1995, were $1,601 million.

Since March 31, 1995, loans have increased from $865 million to $1,030 million, a 19% increase. Approximately $40 million of this came from the acquisition of the Western Banshares, Inc. in Alliance and Bridgeport in April 1995, and new business relationships generated in that area since that time. In addition, another $48 million is the result of a joint venture with Cabela's in Sidney, NE. The two organizations entered into an agreement to issue a co-branded credit card in 1995, which has resulted in the issuance of over 85,000 new credit cards with almost $48 million in receivable balances as of March 31, 1996. First quarter 1996 also recorded a significant number of new banking relationships due primarily to a local major competitor ownership change.

Loans are summarized as follows:        March 31, 1996        December 31, 1995
                                        --------------       ------------------
                                                      (In thousands)
       Real estate mortgage                   $296,836                $295,268
       Consumer                                268,408                 263,320
       Commercial and financial                216,726                 201,910
       Agricultural                            100,798                 126,414
       Credit card                             118,246                 108,641
       Real estate construction                 29,338                  21,814
                                               -------                 -------
                                            $1,030,352              $1,017,367
                                             =========               =========

The decline in agricultural loans is primarily the result of seasonal fluctuations. As grain farmers go into the planting season, these loans could increase during the next quarter. In addition, due to high corn prices, cattle feeders have been reducing the amount of cattle on feed, which contributed to the decrease in total agricultural loans. The increase in credit card loans is due to the maturing of the Cabela's credit cards issued in the fourth quarter of 1995.

The loan to deposit ratio was 70% at March 31, 1996, compared to 69.5% at December 31, 1995, and 64.9% at March 31, 1995. Short-term borrowings consisting chiefly of repurchase agreements totaled $143 million at March 31, 1996, compared to $98 million at December 31, 1995. The increase in repurchase agreements was due primarily to a short-term increase from public funds. A substantial portion has flowed back out since the end of the quarter. Long-term debt has not changed since December 31, 1995, but has increased since March 31, 1995, due to additional borrowings from the Federal Home Loan Bank by the subsidiary banks.

In order to fund the increase in loan activity which is unmatched by similar deposit growth, as well as address interest rate risk inherent in the Company's core banking activities (lending and deposit products), future additional off-balance sheet strategies include the use of a credit card securitization program. In the second quarter, the Company will enter into an agreement to sell a portion of the Company's credit card receivables, approximately $50,000,000, to investors through the use of a credit card master trust and sale of collateralized certificates of ownership in the trust. The Company will retain no liability via establishing a loss reserve fund. A portion of the interest, fees and interchange income on the receivables will be allocated to a reserve fund. In case of defaults, proceeds will be taken from the reserve to pay investors. In addition, the Company has received a D2 (strong degree of safety) Duff & Phelps credit rating which will allow the Company to issue commercial paper. This issuance of commercial paper is expected to provide $10 million of short term borrowings to meet operational needs in the next year.

Stockholders' equity to assets was 9.4% as of March 31, 1996 and December 31, 1995. The net unrealized gains on available for sale securities decreased $2,122,000 since December 31, 1995, due to an increase in interest rates and the resultant decline in the value of the investment portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined).


                                                                Capital Adequacy
                                                  ----------------------------------------
                                                             Required    Actual
                                                  Amount      (Ratio)    Amount      (Ratio)
                                                  ------------------------------------------
As of March 31, 1996:                                            (In Thousands)
Tier I Capital (to Quarterly Average Assets)      $   72,704   (4.0%)  $   166,702  (9.17%)
Tier I Capital (to Risk Weighted Assets)              49,681   (4.0%)      166,702 (13.42%)
Total Capital (to Risk Weighted Assets)               99,362   (8.0%)      184,360 (14.84%)

As of December 31, 1995:
Tier I Capital (to Quarterly Average Assets       $   70,379   (4.0%)  $   161,128  (9.16%)
Tier I Capital (to Risk Weighted Assets)              48,118   (4.0%)      161,128 (13.39%)
Total Capital (to Risk Weighted Assets)               96,236   (8.0%)      178,307 (14.82%)


The Company is undertaking a new building project at Western Nebraska National Bank. The Bridgeport branch recently moved into a new building and held a grand opening in January 1996. Construction has started on a new North Platte building with an estimated total cost of $4,000,000 and an estimated completion date in first quarter of 1997. Funds for the capital expenditures are expected come from operations.

                                NEBRASKA ECONOMY


The outlook for the Nebraska economy is for moderate growth in employment (low unemployment), personal income, and retail sales. Construction activity has improved. The manufacturing base in the state continues to operate at acceptable capacities. Motor vehicle and farm equipment sales have moderated. The state's fiscal position appears to be less certain from the standpoint of tax receipts. Property tax relief is being proposed (tax shift?).

The outlook of the 1996 Nebraska farm sector is mixed. Although crop prices are much higher relative to last year, crop yields will depend on growing conditions (precipitation to date is below normal). Cattle feeders and ranch operations have been realizing losses. Agricultural real estate values are higher, but ranch land values have come under some pressure. Personal bankruptcy filings have increased during the past few months (overextended credit). The impact of the new farm program legislation should be favorable in the short-run.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

         (a)Exhibits - none

         (b)None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST COMMERCE BANCSHARES, INC.



Date:  May 8, 1996            By: James Stuart, Jr.
     --------------               --------------------------------------------
                                  James Stuart, Jr., Chairman and CEO



Date:  May 8, 1996            By: Donald Kinley
     --------------               --------------------------------------------
                                  Donald Kinley, Vice President and
                                   Treasurer (Chief Accounting Officer)