Form 10-Q
period 1996-06-30
FIRST COMMERCE BANCSHARES INC
filed 1996-08-13
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934.

For the Quarter ended June 30, 1996       Commission File No. 0-14277

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



Common stock, $.20 par value; outstanding at June 30, 1996
                 Class A Common        2,606,336 shares.
                 Class B Common       10,963,348 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
                                              (UNAUDITED)
                                            JUNE 30, 1996   DECEMBER 31, 1995
                                            -------------   -----------------

Cash and due from banks                      $    91,883       $   102,451
Federal funds sold                                42,713            32,738
                                             -----------       -----------
  Cash and cash equivalents                      134,596           135,189
Loans held for sale                               82,625            25,574
Securities available for sale (cost of
  $373,865,000  and $351,076,000)                381,164           365,494
Securities held to maturity (fair value of
  $186,475,000 and $200,739,000)                 187,786           200,682
Loans                                          1,043,943         1,017,367
Less allowance for loan losses                    20,066            19,017
                                             -----------       -----------
  Net loans                                    1,023,877           998,350
Premises and equipment                            47,557            48,036
Other assets                                      48,804            42,250
                                             -----------       -----------
                                             $ 1,906,409       $ 1,815,575
                                             ===========       ===========

Deposits:
  Non-interest bearing                       $   268,508       $   277,679
  Interest bearing                             1,186,631         1,185,526
                                             -----------       -----------
                                               1,455,139         1,463,205

Securities sold under agreement to
  repurchase                                     124,242            92,726
Fed funds purchased and other short-term
  borrowings                                      70,087             5,214
Accrued expenses and other liabilities            18,555            18,890
Long-term debt                                    52,973            55,519
                                             -----------       -----------
  Total liabilities                            1,720,996         1,635,554

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value;
    authorized 10,000,000 shares;
    issued 2,606,336 shares;                         521               521
    Class B non-voting, $.20 par value;
    authorized 40,000,000 shares;
    issued 10,963,348                              2,193             2,193
Paid in capital                                   21,665            21,665
Retained earnings                                156,290           146,269
Net unrealized gains/(losses) on secur-
    ities available for sale                       4,744             9,373
                                             -----------       -----------
Total stockholders' equity                       185,413           180,021
                                             -----------       -----------
                                             $ 1,906,409       $ 1,815,575
                                             ===========       ===========


See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In Thousands Except Per Share Data)
                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                         -------------------  -----------------
                                               JUNE 30,             JUNE 30,
                                               -------              -------
                                           1996        1995      1996     1995
                                         -------     -------   -----     -----
Interest income:
  Loans, including fees                  $23,979     $21,329   $ 47,684 $ 40,672
  Investment securities:
    Taxable                                7,954       8,014     15,694   15,753
    Non-taxable                              403         365        819      721
    Dividends                                307         247        383      304
  Mortgages held for sale                    652         228      1,170      319
  Short-term investments                     460       1,103      1,002    1,648
                                         -------     -------   -------- --------
    Total interest income                 33,755      31,286     66,752   59,417
Interest expense:
  Deposits                                13,453      14,310     27,490   26,155
  Short-term borrowings                    1,925       1,148      3,246    2,180
  Long-term debt                             920         715      1,873    1,352
                                         -------     -------   -------- --------
    Total interest expense                16,298      16,173     32,609   29,687
                                         -------     -------   -------- --------
Net interest income                       17,457      15,113     34,143   29,730
Provision for loan losses                  1,355         686      3,176    1,382
                                         -------     -------   -------- --------
Net interest income after provision
    for loan losses                       16,102      14,427     30,967   28,348
Noninterest income:
  Service charges and fees to
    customers                              8,484       6,309     16,696   12,698
  Trust services                           1,576       1,710      3,340    2,970
  Gains/(losses) on securities sales         774         153      1,541      337
  Other income                               (18)         90        412      242
                                         --------    -------   -------- --------
  Total noninterest income                10,816       8,262     21,989   16,247
                                         -------     -------   -------- --------
Noninterest expense:
  Salaries and employee benefits           8,924       8,258     17,688   16,188
  Fees and insurance                       2,026       2,393      4,138    4,736
  Other expenses                           6,534       5,087     13,213   10,520
                                         -------     -------   -------- --------
    Total noninterest expense             17,484      15,738     35,039   31,444
                                         -------     -------   -------- --------

Income before income taxes                 9,434       6,951     17,917   13,151
Income tax provision                       3,375       2,484      6,131    4,586
                                         -------     -------   -------- --------
    Net income                           $ 6,059     $ 4,467   $ 11,786 $  8,565
                                          ======      ======    =======  =======

Weighted average shares outstanding       13,570      13,576     13,570   13,423
                                         =======     =======   ======== ========

Net income per share                     $   .45     $   .33   $    .87 $    .64
                                          ======      ======    =======  =======


See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)  (IN THOUSANDS)                                 SIX MONTHS
                                                           ENDED JUNE 30,
                                                         --------------
                                                           1996      1995
                                                         ---------

Net cash from operating activities                     $(45,647)   $(4,130)

Cash flows from investing activities:
  Proceeds from maturities of held to maturity
    securities                                           62,346     39,587
  Proceeds from sales of held to maturity
    securities                                               -           -
  Purchase of held to maturity securities               (49,450)   (11,584)
  Proceeds from maturities of available for sale
    securities                                           50,889     56,032
  Proceeds from sales of available for sale
    securities                                            6,019     12,102
  Purchase of available for sale securities             (77,998)  (116,147)
  Net increase in loans                                 (28,703)   (36,934)
  Capital expenditures                                   (2,182)    (3,457)
  Cash and cash equivalents from bank acquisition
    net of cash expenses and cash paid                        -      1,775
  Other                                                     (56)      (389)

                                                      ---------    -------

Net cash from investing activities                      (39,135)   (59,015)

Cash flows from financing activities:
  (Decrease)/increase in deposits                        (8,066)    31,671
  Increase in other short term borrowings                31,516     12,427
  Net increase in federal funds purchased                64,873      5,700
  Cash dividends paid                                    (1,765)    (1,449)
  Proceeds from long term debt                                -     10,000
  Repayment of long term debt                            (2,546)    (2,000)
  Other                                                     177        (21)

                                                      ---------  ---------

Net cash from financing activities                       84,189     56,328

                                                      ---------  ---------
Net decrease in cash and cash equivalents                  (593)    (6,817)

Cash and cash equivalents at January 1                  135,189    168,305

                                                      ---------  ---------
Cash and cash equivalents at June 30                  $ 134,596  $ 161,488
                                                        =======    =======




See notes to consolidated condensed financial statements.

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY  (Unaudited)

                                               1996        1995
                                                 -----       -----
                                           (Amounts in Thousands)

Balance, January 1                           $ 180,021   $ 149,354
  Issue Class B Common Stock in bank
    acquisition, net of cost of $35,000              -       3,869
  (Decrease)/increase in net unrealized
    gains on securities available for sale      (4,629)      8,969
  Purchase 5,140 shares treasury stock               -         (57)
  Cash dividends declared ($.13 and $.108
    per share)                                  (1,765)     (1,449)
  Net income                                    11,786       8,565
                                             ---------   ---------
Balance, June 30                             $ 185,413   $ 169,251
                                             =========   =========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.  GENERAL
The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1996, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1995 annual report and Form 10-K.
The results of operations for the unaudited six-month period ended June 30, 1996, are not necessarily indicative of the results which may be expected for the entire calendar year 1996.

B:  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:

                                               1996        1995
                                                 -----       -----
                                            (Amounts in Thousands)

[S]                                          [C]         [C]
Balance, January 1                           $ 19,017    $ 17,190
  Provision for loan losses                     3,176       1,382
  Increase from acquisition                         -         843
  Charge-offs                                  (3,168)     (2,081)
  Recoveries                                    1,041       1,297
                                               ------      ------
Balance, June 30                             $ 20,066    $ 18,631
                                               ======      ======

C.  INVESTMENT SECURITIES

During the first six months of 1996 and 1995, the Company realized $1,541,000 and $337,000, respectively, in profits on the sale of securities available for sale. During the first six months of 1996 and 1995, the Company did not sell any held to maturity securities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

For the first six months of 1996, First Commerce Bancshares, Inc. and subsidiaries (the "Company") recorded net income of $11,786,000 or $.87 per share compared to $8,565,000 or $.64 per share for the same period one year ago. Net income for the three months ended June 30, 1996, was $6,059,000 or $.45 per share as compared to $4,467,000 or $.33 per share for the same period one year ago, and $5,727,000 or $.42 per share for the first quarter of 1996.

NET INTEREST INCOME

Net interest income (interest income less interest expense) was $17,457,000 for the second quarter of 1996 compared to $15,113,000 for the second quarter of 1995, and $16,686,000 for the first quarter of 1996. On a year-to-date basis, net interest income was $34,143,000 versus $29,730,000 one year ago, a 14.8% increase. The increase in net interest income can be primarily attributed to an increase in earning assets. Earning assets at June 30, 1996, June 30, 1995, and December 31, 1995, were $1,738 million, $1,605 million, and $1,642 million, respectively. Included in interest income is $327,000 of interest on a loan previously charged off. The net yield on earning assets (net interest income divided by earning assets) was approximately 4.3% and 4.1% as of June 30, 1996 and 1995, respectively. Portfolio loans were $1,044 million at June 30, 1996, compared to $916 million at the same time one year ago, a 14% increase.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $3,176,000 for the first half of 1996, as compared to $1,382,000 for the first half of 1995, a 130% increase. The increase was necessary to keep pace with the increased loan growth and management's desire to maintain the reserve at adequate levels. As a percentage of loans outstanding, the loan loss reserve was 1.9% and 2.0% as of June 30, 1996 and 1995, respectively. Total first half 1996 net charge-offs were $2,127,000 compared to $784,000 for the same period a year ago. Net credit card charge offs totaled $1,961,000 or 3.4% of average outstanding credit card balances. There has been no major change in the overall quality of the loan portfolio since December 31, 1995.

The following table presents the amount of non performing loans:

                                    June 30, 1996     December 31, 1995
                                    -------------     -----------------
  Loans accounted for on a non
     [S]                              [C]                  [C]
     accrual basis                    $3,870,000           $1,700,000


   Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payment    $1,990,000           $1,099,000

   Loans not included above which
   are "troubled debt restructurings" $1,785,000           $1,256,000

Total non accuring loans increased due to the addition of two agricultural borrowers and one commercial borrower. The agricultural borrowers have established liquidation plans and current collateral values exceed loan balances. A national commercial borrower filed bankruptcy in the second quarter. Resolution is not expected in 1996. Increases in total loans past due 90 days or more were primarily related to two loans that had matured and recommitment was pending. These two loans have been renewed subsequent to June 30, 1996. Remaining past due loans are diversified among the agricultural, commercial, real estate, and consumer portfolios, and no significant losses are anticipated. The loan portfolio remains diversified, and material losses on non-performing loans are not expected.

NONINTEREST INCOME

Noninterest income for the first six months was $21,989,000 as compared to $16,247,000 for the first six months of 1995, a 35% increase. Credit card fees increased $2,232,000 primarily due to an increase in merchant discount income. This is primarily the result of adding one major new merchant customer.
Mortgage banking revenues increased $895,000 because of additional underwriting and servicing income and because of a change in an accounting principle which capitalizes service release fees previously netted against revenues. Extra liquidity in the banking system is partially responsible for the $625,000 increase in other service charges and fees including fees paid by correspondent banks related to fed funds and bond investments purchased through the National Bank of Commerce. Increased securities interest yields also contributed to the additional bond investment purchases by correspondent banks. Discount brokerage income increased $111,000 over a year ago, due to an additional employee and additional production. Letters of credit income increased $88,000 due to additional volume and increased pricing on certain larger, non-recurring deals. First half 1996 trust services fees increased over $370,000 compared to the same period a year ago due primarily to new business and an increase in the value of assets being managed. Gains on the sale of available for sale securities were $1,541,000 in the first half of 1996 as compared to $337,000 in the first half of 1995, a $1,204,000 increase. The 1996 gains were the result of selling certain positions held in the Company's Global Fund when the Company felt the stock prices for those positions sold had reached peak levels not likely to continue. Losses on the sale of mortgages were $97,000 for the first six months of 1996 and $42,000 for the first six months of 1995. Other noninterest income of $412,000 through June 30, 1996, includes $257,000 of interest received on a federal income tax refund.
The following table shows the breakdown of noninterest income and the percentage change:

                                                           Percent
                                      Six Months Ended     Increase/
                                     6/30/96    6/30/95   (Decrease)
                                     -------   --------
                                       (In Thousands)
      Computer services             $  4,347 $  4,243         2.5%
      Credit card                      4,195    1,963       113.7
      Mortgage banking                 2,393    1,498        59.7
      Service charges on deposits      2,552    2,410         5.9
      Other service charges and fees   3,209     2,584       24.2
      Trust services                   3,340     2,970       12.5
      Gains on securities sales        1,541      337       357.3
      Other income                       412      242        70.2
                                    --------   ------
      Total noninterest income      $ 21,989 $ 16,247        35.3
                                     =======  =======

NONINTEREST EXPENSE

Noninterest expenses increased $3,595,000 or 11.4% from a year ago. Salaries and employee benefits increased $1,500,000 or 9.3% due to increases in the levels of pay, an increase in the number of employees -- especially bank card employees, employees related to the April 1, 1995 bank acquisition, First Commerce Technologies Lincoln image operations and Denver backroom operations -- and increased accruals for the Company's profit sharing plan. Net occupancy expenses were 10.7% greater than a year ago primarily due primarily to a writedown of an aged building in the first quarter of 1996. Equipment expense increased 11% from a year ago due to LB775 tax refunds being applied against equipment expense in 1995 versus compensation expense in the first half of 1996, and an increase in equipment. Fees and insurance expenses decreased 42% because of a $1,499,000 decrease in FDIC fees. Bank card processing fees increased $747,000 due to increased activity. Communications expenses increased 18.3% due to postage and telephone expenses related to the increased activity in the bank card area as well as computer on-line service in the computer services area. Supplies expense increased $205,000 due primarily to increased paper costs. Business development expenses increased $596,000 mainly due to increased bank card marketing.

Other expenses increased 47.9% from a year ago. Due to a change in an accounting principle in 1995, and subsequent increase in capitalized mortgage servicing rights, service release fees' amortization increased $421,000 over the same period one year ago.

The following table shows the breakdown of noninterest expense and the percentage change:


                                                                       Percent
                                            Six Months Ended           Increase/
                                             6/30/96      6/30/95    (Decrease)
                                        --------------  -----------------------
                                                (In Thousands)
       Salaries and employee benefits      $   17,688   $  16,188            9.3%
       Net occupancy expense                    2,036       1,840           10.7
       Equipment expense                        2,653       2,390           11.0
       Fees and insurance                       1,852       3,196          (42.0)
       Bank card fees                           2,286       1,539           48.5
       Communications                           2,008       1,697           18.3
       Supplies                                 1,244       1,039           19.7
       Business development                     1,696       1,100           54.2
       Other expenses                           3,325       2,248           47.9
       Goodwill amortization                      255         207           23.2
       Net cost of other real
         estate owned                              (4)          0            -
                                           -----------  ---------
       Total noninterest expense           $   35,039   $  31,444           11.4
                                            =========    ========

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate and goodwill amortization) divided by the sum of net interest income and noninterest income -- was 62.0% and 67.9% at June 30, 1996 and 1995, respectively.

An unexpected and unaccrued for $238,000 federal income tax refund was received by the Company, which decreased the first half income tax provision.

FINANCIAL CONDITION AT JUNE 30, 1996
- ------------------------------------

Total assets at June 30, 1996, were $1,906 million, compared to $1,816 million at December 31, 1995, a 5% increase. Cash and cash equivalents remained constant at $135 million, investments increased slightly to $569 million, loans held for resale increased $57 million, and loans increased $27 million. Total assets at June 30, 1995, were $1,742 million.

Since June 30, 1995, loans have increased from $916 million to $1,044 million, a 14% increase. The increase is general throughout the Company and includes a $100 million increase in National Bank of Commerce loans. The $63,000,000 increase in loans held for sale since June 30, 1995, is due primarily to the July 18, 1996, asset securitization of credit card receivables, a result of a joint venture with Cabela's in Sidney, NE. National Bank of Commerce and Cabela's entered into an agreement to issue a co-branded credit card in 1995, which has resulted in the issuance of over 85,000 new credit cards with $53 million in receivable balances as of June 30, 1996. During the second quarter of 1996, the Company continued to record a significant number of new banking relationships due primarily to a local major competitor ownership change.

Loans are summarized as follows:    June 30, 1996    December 31, 1995
                                    -------------    -----------------
                                             (In thousands)
      Real estate mortgage           $317,427            $295,268
      Consumer                        273,076             263,320
      Commercial and financial        233,017             201,910
      Agricultural                    108,722             126,414
      Credit card                      76,163             108,641
      Real estate construction         35,538              21,814
                                      -------             -------
                                   $1,043,943          $1,017,367
                                     ========            ========

The decline in agricultural loans is primarily the result of seasonal fluctuations. In addition, due to high corn prices, cattle feeders have been reducing the amount of cattle on feed, which contributed to the decrease in total agricultural loans. The decrease in credit card loans is due to the reclassification of the Cabela's co-branded credit card loans to loans held for sale. These loans were securitized and sold on July 18, 1996. Increases in other loan categories are due to a general increase in business.

The loan to deposit ratio was 71.7% at June 30, 1996, compared to 69.5% at December 31, 1995, and 70% at March 31, 1996. Short-term borrowings consisted of repurchase agreements totaling $124 million at June 30, 1996, compared to $93 million at December 31, 1995, and fed funds purchased and other short term borrowings of $70 million at June 30, 1996, compared to $5 million at December 31, 1995. Short term borrowings increased in order to provide funds for additional bonds purchased at a long term favorable rate in anticipation of the credit card securitization program, and increased downstream borrowing at the National Bank of Commerce by correspondent banks. Long-term debt has decreased since December 31, 1995, due to the annual principal payment on the Company's capital notes.

In order to fund the increase in loan activity which is unmatched by similar deposit growth, as well as address interest rate risk inherent in the Company's core banking activities (lending and deposit products), off-balance sheet strategies include the use of a credit card securitization program. On July 18, 1996, the Company closed on an agreement to sell a portion of the Company's credit card receivables to investors through the use of a credit card master trust and sale of collateralized certificates of ownership in the trust. Approximately $50 million of credit card receivables were sold on the date of closing. The agreement allows the Company to increase this to a total of $100 million. The Company retains no liability via establishing a loss reserve fund. A portion of the interest, fees and interchange income on the receivables will be allocated to a reserve fund. In case of defaults, proceeds will be taken from the reserve to pay investors. The Company has received a D2 (strong degree of safety) Duff & Phelps credit rating which allows the Company to issue commercial paper. This issuance of commercial paper is expected to provide $10 million of short term borrowings to meet operational needs in the next year.
The Company issued approximately $3 million of commercial paper during the second quarter.

Stockholders' equity to assets was 9.5% as of June 30, 1996 and 9.4% as of December 31, 1995. The net unrealized gains on available for sale securities decreased $4,629,000 since December 31, 1995, due to an increase in interest rates and the resultant decline in the value of the investment portfolio combined with the sale of certain positions in the Company's Global Fund and the realization of the gains in those positions.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined).
[CAPTION]

                                                     Capital Adequacy
                                          ---------------------------------
                                                   Required            Actual
                                          Amount    (Ratio)  Amount    (Ratio)
                                          ------------------------------------
As of June 30, 1996:                                  (In Thousands)
Tier I Capital (to Quarterly
  Average Assets)                         $ 74,069  (4.0%) $ 172,368  (9.31%)
Tier I Capital (to Risk Weighted Assets)    50,237  (4.0%)   172,368 (13.72%)
Total Capital (to Risk Weighted Assets)    100,473  (8.0%)   190,205 (15.14%)

As of December 31, 1995:
Tier I Capital (to Quarterly
  Average Assets                          $ 70,379  (4.0%) $ 161,128  (9.16%)
Tier I Capital (to Risk Weighted Assets)    48,118  (4.0%)   161,128 (13.39%)
Total Capital (to Risk Weighted Assets)     96,236  (8.0%)   178,307 (14.82%)

The Company is undertaking a new building project at Western Nebraska National Bank. Construction has started on a new North Platte building with an estimated total cost of $4,000,000 and an estimated completion date in second quarter of 1997. Funds for the capital expenditures are expected to come from operations.

                                NEBRASKA ECONOMY

The outlook for the Nebraska economy is for moderate growth in employment (low unemployment), personal income, and retail sales. Construction activity has improved. The manufacturing base in the state continues to operate at higher capacities. Motor vehicle and farm equipment sales have improved. The state's fiscal position appears to be sound.

The outlook of the 1996 Nebraska farm sector is mixed. Although crop prices are much higher relative to last year, crop yields will depend on growing conditions (favorable conditions exist at present time). Cattle feeders and ranch operations have been realizing losses. Agricultural real estate values are higher, but ranch land values have come under some pressure. Personal bankruptcy filings have increased during the past few months (overextended credit).

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


                              FIRST COMMERCE BANCSHARES, INC.



Date:  July 12, 1996          By: James Stuart, Jr.
     ----------------             ----------------
                                 James Stuart, Jr., Chairman and CEO



Date:  July 12, 1996          By: Donald Kinley
     ----------------             -------------
                                 Donald Kinley, Vice President and
                                   Treasurer (Chief Accounting Officer)