Form 10-Q
period 1996-09-30
FIRST COMMERCE BANCSHARES INC
filed 1996-11-15
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934.

For the Quarter ended September 30, 1996  Commission File No. 0-14277

                        FIRST COMMERCE BANCSHARES, INC.
-----------------------------------------------------------------------


         NEBRASKA                               47-0683029
-----------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)           Identification No.)


     1248 O STREET, LINCOLN, NEBRASKA                   68508-1424
-----------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, including Area Code       (402) 434-4110
                                                  ---------------------



                                    NONE
------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changes since last report.



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



Common stock, $.20 par value; outstanding at September 30, 1996
                 Class A Common        2,606,336 shares.
                 Class B Common       10,962,334 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
[CAPTION]

                                              (UNAUDITED)
                                         SEPTEMBER 30, 1996 DECEMBER 31, 1995
                                         -----------------------------------
[S]                                          [C]               [C]
Cash and due from banks                      $    93,112       $   102,451
Federal funds sold                                35,595            32,738
                                             -----------       -----------
  Cash and cash equivalents                      128,707           135,189
Loans held for sale                               17,165            25,574
Securities available for sale (cost of
  $368,171,000  and $351,076,000)                377,213           365,494
Securities held to maturity (fair value of
  $206,947,000 and $200,739,000)                 207,568           200,682
Loans                                          1,097,694         1,017,367
Less allowance for loan losses                    20,217            19,017
                                             -----------       -----------
  Net loans                                    1,077,477           998,350
Premises and equipment                            47,372            48,036
Other assets                                      51,816            42,250
                                             -----------       -----------
                                             $ 1,907,318       $ 1,815,575
                                             ===========       ===========

Deposits:
  Non-interest bearing                       $   253,220       $   277,679
  Interest bearing                             1,209,603         1,185,526
                                             -----------       -----------
                                               1,462,823         1,463,205

Securities sold under agreement to
  repurchase                                     115,934            92,726
Fed funds purchased and other short-term
  borrowings                                      65,973             5,214
Accrued expenses and other liabilities            18,742            18,890
Long-term debt                                    52,973            55,519
                                             -----------       -----------
  Total liabilities                            1,716,445         1,635,554

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value;
    authorized 10,000,000 shares;
    issued 2,606,336 shares                          521               521
    Class B non-voting, $.20 par value;
    authorized 40,000,000 shares;
    issued 10,962,334 shares                       2,193             2,193
Paid in capital                                   21,649            21,665
Retained earnings                                160,633           146,269
Net unrealized gains/(losses) on secur-
    ities available for sale                       5,877             9,373
                                             -----------       -----------
Total stockholders' equity                       190,873           180,021
                                             -----------       -----------
                                             $ 1,907,318       $ 1,815,575
                                             ===========       ===========



See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In Thousands Except Per Share Data)
[CAPTION]

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                            -------------        -------------
                                           1996        1995      1996        1995
                                          -------     -------   --------    -----
  Interest income:
  Loans, including fees                  $24,558     $22,145   $ 72,242 $ 62,817
  Investment securities:
    Taxable                                8,290       8,258     23,984   24,011
    Non-taxable                              329         443      1,148    1,164
    Dividends                                232         215        615      519
  Loans held for sale                        437         458      1,607      777
  Short-term investments                     668         765      1,670    2,413
                                         -------     -------   -------- --------
    Total interest income                 34,514      32,284    101,266   91,701
Interest expense:
  Deposits                                13,645      14,709     41,135   40,864
  Short-term borrowings                    2,104       1,368      5,350    3,548
  Long-term debt                             920         777      2,793    2,129
                                         -------     -------   -------- --------
    Total interest expense                16,669      16,854     49,278   46,541
                                         -------     -------   -------- --------
Net interest income                       17,845      15,430     51,988   45,160
Provision for loan losses                  1,502         700      4,678    2,082
                                         -------     -------   -------- --------
Net interest income after provision
    for loan losses                       16,343      14,730     47,310   43,078
Noninterest income:
  Service charges and fees to
    customers                              8,828       6,629     25,524   19,327
  Trust services                           1,289       1,166      4,629    4,136
  Gains/(losses) on securities sales         189         (30)     1,730      307
  Other income                               305         342        717      584
                                         -------     -------   -------- --------
    Total noninterest income              10,611       8,107     32,600   24,354
                                         -------     -------   -------- --------
Noninterest expense:
  Salaries and employee benefits           8,830       8,300     26,518   24,488
  Fees and insurance                       2,967       1,728      7,105    6,464
  Other expenses                           7,017       5,502     20,230   16,022
                                         -------     -------   -------- --------
    Total noninterest expense             18,814      15,530     53,853   46,974
                                         -------     -------   -------- --------

Income before income taxes                 8,140       7,307     26,057   20,458
Income tax provision                       2,915       2,568      9,046    7,154
                                         -------     -------   -------- --------
    Net income                           $ 5,225     $ 4,739   $ 17,011 $ 13,304
                                          ======      ======    =======  =======

Weighted average shares outstanding       13,569      13,572     13,570   13,473
                                         =======     =======   ======== ========

Net income per share                     $   .39     $   .35   $   1.25 $    .99
                                          ======      ======    =======  =======

See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)  (IN THOUSANDS)
[CAPTION]
                                                          NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         -------------------
                                                           1996      1995
                                                          -----      ----
[S]                                                    [C]         [C]
Net cash from operating activities                     $ 23,714    $(5,937)

Cash flows from investing activities:
  Proceeds from maturities of held to maturity
    securities                                           90,901     65,894
  Proceeds from sales of held to maturity
    securities                                              500      1,502
  Purchase of held to maturity securities               (98,287)   (25,671)
  Proceeds from maturities of available for sale
    securities                                           59,787     68,975
  Proceeds from sales of available for sale
    securities                                            7,380     14,981
  Purchase of available for sale securities             (82,357)  (157,693)
  Net increase in loans                                 (83,805)   (62,749)
  Capital expenditures                                   (3,116)    (5,548)
  Cash and cash equivalents from bank acquisition
    net of cash expenses and cash paid                        -      1,775
  Other                                                     (69)      (168)

                                                      ---------    -------

Net cash from investing activities                     (109,066)   (98,702)

Cash flows from financing activities:
  (Decrease)/increase in deposits                          (382)    18,477
  Increase in other short term borrowings                23,208      5,579
  Net increase in federal funds purchased                60,759     21,380
  Cash dividends paid                                    (2,647)    (2,181)
  Proceeds from long term debt                                -     10,500
  Repayment of long term debt                            (2,546)    (2,000)
  Purchase of common stock                                  (16)       (82)
  Other                                                     494        (54)
                                                      ---------  ---------

Net cash from financing activities                       78,870     51,619
                                                      ---------  ---------
Net decrease in cash and cash equivalents                (6,482)   (53,020)

Cash and cash equivalents at January 1                  135,189    168,305
                                                       ---------  ---------
Cash and cash equivalents at September 30             $ 128,707  $ 115,285
                                                        =======    =======





See notes to consolidated condensed financial statements.

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) [CAPTION]

                                               1996        1995
                                                 -----       -----
                                           (Amounts in Thousands)
[S]                                          [C]         [C]
Balance, January 1                           $ 180,021   $ 149,354
  Issue Class B Common Stock in bank
    acquisition, net of cost of $35,000              -       3,869
  (Decrease)/increase in net unrealized
    gains on securities available for sale      (3,496)      9,500
  Purchase 1,014 and 7,140 shares of
    common stock                                   (16)        (82)
  Cash dividends declared ($.195 and $.162
    per share)                                  (2,647)     (2,181)
  Net income                                    17,011      13,304
                                             ---------   ---------
Balance, September 30                        $ 190,873   $ 173,764
                                             =========   =========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
A.  GENERAL

The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 1996, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1995 annual report and Form 10-K. The results of operations for the unaudited nine-month period ended September 30, 1996, are not necessarily indicative of the results which may be expected for the entire calendar year 1996.

B:  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:
[CAPTION]

                                               1996        1995
                                                 -----       -----
                                            (Amounts in Thousands)
[S]                                          [C]         [C]
Balance, January 1                           $ 19,017    $ 17,190
  Provision for loan losses                     4,678       2,082
  Increase from acquisition                         -         843
  Charge-offs                                  (5,119)     (3,294)
  Recoveries                                    1,641       1,723
                                               ------      ------
Balance, September 30                        $ 20,217    $ 18,544
                                               ======      ======

C.  INVESTMENT SECURITIES

During the first nine months of 1996 and 1995, the Company realized $1,728,000 and $305,000, respectively, in profits on the sale of securities available for sale. During the first nine months of both 1996 and 1995, the Company realized $2,000 in profits on the sale or early call of securities held to maturity. Any held to maturity securities sold were within 90 days of the maturity date on those securities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ----------------------------------------
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

For the first nine months of 1996, First Commerce Bancshares, Inc. and subsidiaries (the "Company") recorded net income of $17,011,000 or $1.25 per share compared to $13,304,000 or $.99 per share for the same period one year ago. Net income for the three months ended September 30, 1996, was $5,225,000 or $.39 per share as compared to $4,739,000 or $.35 per share for the same period one year ago, $5,727,000 or $.42 per share for the first quarter of 1996, and $6,059,000 or $.45 per share for the second quarter of 1996.

NET INTEREST INCOME

Net interest income (interest income less interest expense) was $17,845,000 for the third quarter of 1996 compared to $15,430,000 for the third quarter of 1995, $16,686,000 for the first quarter of 1996, and $17,457,000 for the second quarter of 1996. On a year-to-date basis, net interest income was $51,988,000 versus $45,160,000 one year ago, a 15.1% increase. The increase in net interest income can be primarily attributed to an increase in earning assets. Earning assets at September 30, 1996, September 30, 1995, and December 31, 1995, were $1,735 million, $1,588 million, and $1,642 million, respectively. Included in interest income is $327,000 of interest on a loan previously charged off. The net yield on earning assets (net interest income divided by earning assets) was approximately 4.3% and 4.0% as of September 30, 1996 and 1995, respectively. Portfolio loans were $1,098 million at September 30, 1996, compared to $941 million at the same time one year ago, a 16.7% increase.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $4,678,000 for the first nine months of 1996, as compared to $2,082,000 for the first nine months of 1995, a 125% increase. The increase was necessary to keep pace with the increased loan growth and management's desire to maintain the reserve at adequate levels. As a percentage of loans outstanding, the loan loss reserve was 1.8% and 2.0% as of September 30, 1996 and 1995, respectively. For the first nine months of 1996 net charge-offs were $3,478,000 compared to $1,571,000 for the same period a year ago. Net credit card charge offs totaled $3,137,000 or 3.8% of average outstanding credit card balances. Net YTD credit card charges as of September 30, 1995, were $1,831,000. There has been no major change in the overall quality of the loan portfolio since December 31, 1995.

The following table presents the amount of non performing loans:
[CAPTION]

                                    September 30, 1996 December 31, 1995
                                    ------------------ -----------------
   [S]                                [C]                  [C]
   Loans accounted for on a non
     accrual basis                    $3,591,000           $1,700,000
   Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payment    $1,290,000           $1,099,000

   Loans not included above which
   are "troubled debt restructurings" $1,696,000           $1,256,000

There has been overall improvement in all three categories of non performing loans since June 30, 1996. Non accrual loans increased since December 31, 1995, but decreased since June 30, 1996. No further deterioration is expected in any of the non accrual loans. One large loan will be resolved in the near future with no losses expected. The remaining loans are moving forward with some improvement. Total loans past due 90 days or more have decreased since June 30, 1996, and are primarily consumer and bank card related. Troubled debt restructurings have decreased since last quarter due to scheduled repayment amortization.

NONINTEREST INCOME

Noninterest income for the first nine months was $32,600,000 as compared to $24,354,000 for the first nine months of 1995, a 34% increase. Credit card fees increased $3,926,000 primarily due to an increase in merchant discount income. This is primarily the result of adding one major new merchant customer.
Mortgage banking revenues increased $1,078,000 because of additional underwriting and servicing income and because of a change in an accounting principle which capitalizes mortgage servicing rights that previously were not recognized, resulting in greater revenue. The Company's mortgage banking subsidiary now has more than $1 billion in assets being serviced. Other service charges and fees increased $722,000 compared to the same period one year ago due primarily to a general increase in customer activity throughout the Company. A substantial number of new transaction accounts have been opened this year. In addition, discount brokerage income increased $300,000 over a year ago, due to additional production, and letters of credit income increased $117,000 due to additional volume plus increased pricing on certain larger, non-recurring deals. Trust service fees for the first nine months of 1996, increased over $490,000 compared to the same period a year ago due primarily to new business and an increase in the value of assets being managed. Gains on the sale of securities were $1,730,000 in the first nine months of 1996 as compared to $307,000 in the first nine months of 1995, a $1,423,000 increase. The 1996 gains were the result of selling certain positions held in the Company's Global Fund when the Company believed the stock prices for those positions sold had reached peak levels not likely to continue. Losses on the sale of mortgages were $119,000 for the first nine months of 1996 compared to gains of $50,000 for the first nine months of 1995. For the first nine months of 1996 other noninterest income of $717,000, a 22.8% increase over the same period one year ago, includes $257,000 interest received on a federal income tax refund.

The following table shows the breakdown of noninterest income and the percentage change:
[CAPTION]


                                      Nine Months Ended      Percent
                                         September 30,      Increase/
                                         ------------
                                         1996  1995        (Decrease)
                                         ----  ----        ----------
                                         (In Thousands)
      [S]                           [C]      [C]            [C]
      Computer services             $  6,467 $  6,206         4.2%
      Credit card                      6,998    3,072       127.8
      Mortgage banking                 3,594    2,516        42.8
      Service charges on deposits      3,868    3,658         5.7
      Other service charges and fees   4,597    3,875        18.6
      Trust services                   4,629    4,136        11.9
      Gains on securities sales        1,730      307       463.5
      Other income                       717      584        22.8
                                    --------   ------
      Total noninterest income      $ 32,600 $ 24,354        33.9
                                     =======  =======

NONINTEREST EXPENSE

Noninterest expenses increased $6,879,000 or 14.6% from a year ago. Salaries and employee benefits increased $2,030,000 or 8.3% due to increases in the levels of pay, combined with an increase in the number of employees -- especially bank card employees, employees related to the April 1, 1995 bank acquisition, First Commerce Technologies Lincoln image operations and Denver backroom operations -- and increased accruals for the Company's profit sharing plan. Net occupancy expenses were 7.4% greater than a year ago primarily due to a writedown of an aged building in the first quarter of 1996. Equipment expense increased 20.4% from a year ago due to an overall increase in equipment and an additional writedown of obsolete computer equipment at the National Bank of Commerce. Fees and insurance expenses decreased 33% because of a $1,414,000 decrease in FDIC fees. Bank card processing fees increased $1,970,000 due to increased activity. Communications expenses increased 15.7% due to postage and telephone expenses related to the increased activity in the bank card area, as well as computer on-line service in the computer services area. Supplies expense increased $184,000 due primarily to increased paper costs. Business development expenses increased $630,000 mainly due to increased bank card marketing.

Other expenses increased 61.7% from a year ago. Due to a change in an accounting principle in 1995, and subsequent increase in capitalized mortgage servicing rights, amortization increased $650,000 over the same period one year ago.

The following table shows the breakdown of noninterest expense and the percentage change:
[CAPTION]

                                       Nine Months Ended     Percent
                                         September 30,       Increase/
                                         ------------
                                        1996      1995      (Decrease)
                                        ----      ----      ----------
                                          (In Thousands)
      [S]                            [C]       [C]            [C]
      Salaries and employee benefits $26,518   $24,488          8.3%
      Net occupancy expense            3,040     2,830          7.4
      Equipment expense                4,259     3,535         20.4
      Fees and insurance               2,670     3,998        (33.2)
      Bank card fees                   4,435     2,466         79.8
      Communications                   3,045     2,631         15.7
      Supplies                         1,820     1,636         11.2
      Business development             2,385     1,755         35.9
      Other expenses                   5,298     3,276         61.7
      Goodwill amortization              383       336         14.0
      Net cost of other real
        estate owned                       -        23          -
                                    --------   -------
      Total noninterest expense     $ 53,853   $46,974         14.6
                                     =======    ======

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate and goodwill amortization) divided by the sum of net interest income and noninterest income -- was 63.2% and 67.1% at September 30, 1996 and 1995, respectively.

An unexpected and unaccrued for $238,000 federal income tax refund was received by the Company, which decreased the first nine months' income tax provision.

FINANCIAL CONDITION AT SEPTEMBER 30, 1996
-----------------------------------------

Total assets at September 30, 1996, were $1,907 million, compared to $1,816 million at December 31, 1995, a 5% increase. Cash and cash equivalents decreased $6 million to $129 million, investments increased $19 million to $585 million, loans held for resale decreased $8 million, and loans increased $80 million. Total assets at September 30, 1995, were $1,744 million.

Since June 30, 1996, investments increased $16,000,000. In the third quarter, the Company continued to purchase additional bonds, increasing the bonds portfolio approximately $22,000,000. The bond purchases consisted primarily of collateralized mortgage obligations.

Since September 30, 1995, loans have increased from $941 million to $1,098 million, a 16.7% increase. In the 1996 third quarter alone, loans increased $54,000,000 or 5%.

Loans are summarized as follows:
[CAPTION]
                                    September 30, 1996 December 31, 1995
                                    ------------------ -----------------
                                             (In thousands)
      [S]                          [C]                  [C]
      Real estate mortgage           $326,364            $295,268
      Consumer                        274,983             263,320
      Commercial and financial        243,852             201,910
      Agricultural                    120,246             126,414
      Credit card                      86,751             108,641
      Real estate construction         45,498              21,814
                                      -------             -------
                                   $1,097,694          $1,017,367
                                     ========            ========

The decrease in credit card loans is due to the securitization of the Cabela's co-branded credit card loans as of July 18, 1996. Increases in other loan categories are due to a general increase in business throughout the Company.

The loan to deposit ratio was 75.0% at September 30, 1996, compared to 69.5% at December 31, 1995, 70% at March 31, 1996, and 71.7% at June 30, 1996. Deposits at December 31, 1995, March 31, 1996, June 30, 1996, and September 30, 1996,
were $1,463 million, $1,471 million, $1,455 million, and $1,463 million, respectively. Because of the fairly flat increase in deposits, increased short term borrowings were necessary. Repurchase agreements totaled $116 million at September 30, 1996, compared to $93 million at December 31, 1995, and fed funds purchased and other short term borrowings totaled $66 million at September 30, 1996, compared to $5 million at December 31, 1995.

Additionally, in order to fund the increase in loan activity and investment portfolio growth which is unmatched by similar deposit growth, as well as address interest rate risk inherent in the Company's core banking activities (lending and deposit products), off-balance sheet strategies include the use of a credit card securitization program. On July 18, 1996, the Company closed on an agreement to sell a portion of the Company's credit card receivables to investors through the use of a credit card master trust and sale of collateralized certificates of ownership in the trust. Approximately $53 million of credit card receivables have been sold to date since the closing. The agreement allows the Company to increase this to a total of $100 million. The Company has received a D2 (strong degree of safety) Duff & Phelps credit rating which allows the Company to issue commercial paper. This issuance of commercial paper is expected to provide $10 million of short term borrowings to meet operational needs in the next year. The Company issued approximately $3 million of commercial paper during the second and third quarters of 1996.

Long-term debt has decreased since December 31, 1995, due to the annual principal payment on the Company's capital notes.

Stockholders' equity to assets was 9.7% as of September 30, 1996 and 9.4% as of December 31, 1995. The net unrealized gains on available for sale securities decreased $3,496,000 since December 31, 1995, due to an increase in interest rates and the resultant decline in the value of the investment portfolio combined with the sale of certain positions in the Company's Global Fund and the realization of the gains in those positions.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined).
[CAPTION]

                                                     Capital Adequacy
                                          ---------------------------------
                                                   Required            Actual
                                          Amount    (Ratio)  Amount    (Ratio)
                                          ------------------------------------
                                                  (In Thousands)
[S]                                       [C]       [C]    [C]       [C]
As of September 30, 1996:
Tier I Capital (to Quarterly
Average Assets)                           $ 74,913  (4.0%) $ 177,161  (9.46%)
Tier I Capital (to Risk Weighted Assets)    51,626  (4.0%)   177,161 (13.73%)
Total Capital (to Risk Weighted Assets)    103,251  (8.0%)   195,434 (15.14%)

As of December 31, 1995:
Tier I Capital (to Quarterly
Average Assets)                           $ 70,379  (4.0%) $ 161,128  (9.16%)
Tier I Capital (to Risk Weighted Assets)    48,118  (4.0%)   161,128 (13.39%)
Total Capital (to Risk Weighted Assets)     96,236  (8.0%)   178,307 (14.82%)

The Company is undertaking a new building project at Western Nebraska National Bank. Construction has started on a new North Platte building with an estimated total cost of $4,000,000 and an estimated completion date in second quarter of 1997. Funds for the capital expenditures are expected to come from operations.

                                NEBRASKA ECONOMY

The outlook for the Nebraska economy is for moderate growth in employment (low unemployment), personal income, and retail sales. Construction activity is strong. The manufacturing base in the state continues to operate at higher capacities. Motor vehicle and farm equipment sales are solid. The state's fiscal position appears to be sound.

The outlook of the 1996 Nebraska farm sector is improved. Although crop prices have declined from historical highs, prices remain excellent and crop yields will be favorable. Livestock operations will benefit from lower corn prices. Agricultural real estate values are higher, but ranch land values have come under some pressure. Personal bankruptcy filings have materially increased during 1996 (overextended credit).

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)Exhibits - none

         (b)None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST COMMERCE BANCSHARES, INC.



Date:  November 13, 1996         By:  James Stuart, Jr.
     ---------------------       -----------------------------------
                                 James Stuart, Jr., Chairman and CEO



Date:  November 13, 1996         By:  Donald Kinley
     --------------------        -----------------------------------
                                 Donald Kinley, Vice President and
                                   Treasurer (Chief Accounting Officer)