Form 10-K
period 1996-12-31
FIRST COMMERCE BANCSHARES INC
filed 1997-03-25
CIK 768532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
FORM 10-K               WASHINGTON, D.C.  20549

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

For the fiscal year ended             December 31, 1996
                                      -----------------
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).
For the transition period from          to

Commission file number           0-14277
                                ---------
                        FIRST COMMERCE BANCSHARES, INC.
 ........................................................................
             (Exact name of registrant as specified in its charter)

                   Nebraska                         47-0683029
      ------------------------------            -------------------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

   NBC Center, 1248 O Street, Lincoln, NE            68508
-----------------------------------------          ----------
  (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code     (402) 434-4110
                                                      ------------------
Securities registered pursuant to Section 12(b) of the Act:       NONE

Securities registered pursuant to Section 12(g) of the Act:

 Class A Common Stock, $.20 Par Value; Class B Common Stock, $.20 Par Value
----------------------------------------------------------------------------
                                 (Title of class)

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

   As of March 3, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was $107.6 million. For purposes of this computation only, the market value per share has been determined to be $24.50 for Class A shares and $17.25 for Class B shares, which is the average of the bid and ask price on February 28, 1997. "Affiliates" have been deemed to include all officers, directors and persons or groups of persons who have filed a
Schedule 13-D with respect to the Company's common stock.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

        Class                               Outstanding at  March 3, 1997
   Class A Common Stock, $.20 Par Value              2,606,336     shares
   Class B Common Stock, $.20 Par Value             10,940,651     shares

DOCUMENTS INCORPORATED BY REFERENCE

1996 Annual Report to Shareholders - Parts I, II and IV
Proxy Statement for Annual Shareholder's Meeting to be held April 15, 1997 -
Part III

INDEX

                                     PART I

                                                          Page Number in:

                                                          Form    Annual
                                                           10-K   Report

ITEM 1.  Business
            General------------------------------------------3
              Statistical Disclosures
               Distribution of Assets, Liabilities and Shareholder's Equity;
              Interest Rates and Interest Differential --------------28 Investment Portfolio ----------------------------------33
              Loan Portfolio ----------------------------------------34
              Summary of Loan Loss Experience -----------------------37 Deposits ----------------------------------------- 18, 28 & 40
              Return on Equity and Assets ---------------------------30
              Short-term Borrowings ---------------------------------19
ITEM 2.    Properties---------------------------------------10
ITEM 3.    Legal Proceedings--------------------------------11
ITEM 4. Submission of Matters to a Vote of Security Holders------------------------------------------11
           Executive Officers-------------------------------11

                                    PART II

ITEM 5.    Market for the Registrant's Common Stock and
              Related Stockholder Matters-------------------12
ITEM 6.    Selected Financial Data--------------------------12
ITEM 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operation------------12
ITEM 8.    Financial Statements and Supplementary Data------12
ITEM 9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure--------12

                                    PART III

ITEM 10.   Directors and Executive Officers of
              the Registrant--------------------------------12
ITEM 11.   Executive Compensation---------------------------13
ITEM 12.   Security Ownership of Certain Beneficial
               Owners and Management------------------------13
ITEM 13.   Certain Relationships and Related Transactions---13

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K------------------------------13
           Signatures---------------------------------------15

PART I

ITEM 1.    BUSINESS

GENERAL

First Commerce Bancshares, Inc. (referred to herein as "First Commerce") is a bank holding company having its principal place of business in the NBC Center, 1248 O Street, Lincoln, Nebraska 68508. First Commerce was incorporated under the laws of the State of Nebraska on May 2, 1985. First Commerce owns the following number of shares (excluding directors' qualifying shares held by Directors of the Banks, as to which shares First Commerce is required to repurchase upon the resignation of the individual director in accordance with a repurchase agreement) and percentage of outstanding shares of the following banks:

                                                 No. of Shares    Percent
                                                 -------------    -------
National Bank of Commerce Trust & Savings Association,
  Lincoln, Nebraska                                    499,100   99.82%
First National Bank & Trust Co. of Kearney, Nebraska   19,772.5  98.86%
Overland National Bank of Grand Island, Nebraska       88,180    97.98%
Western Nebraska National Bank, North Platte, Nebraska 30,746    99.37%
City National Bank and Trust Co., Hastings, Nebraska   9,910     99.10%
First National Bank of West Point, Nebraska            4,790     95.80%
The First National Bank of McCook, Nebraska            6,000     100.00%

As of December 31, 1996, First Commerce reported consolidated total assets of $2,028,012,000, total deposits of $1,574,544,000 and total stockholders' equity of $197,398,000.

As of December 31, 1996 First Commerce and its subsidiaries had a staff of approximately 1,035 employees on a full-time equivalent basis. First Commerce considers its employee relations to be good.

The National Bank of Commerce Trust and Savings Association offers trust services to each of the communities in which First Commerce subsidiary banks are located under the trade name of First Commerce Trust Services.

National Bank of Commerce Trust & Savings Association (the "Lincoln Bank")
--------------------------------------------------------------------------
The Lincoln Bank traces its origin through mergers and acquisitions to 1902, and has been engaged in the banking business continuously since that date. The Lincoln Bank conducts a general commercial banking business from its offices in the NBC Center in Lincoln, Nebraska. The Lincoln Bank's business includes the usual banking functions of accepting demand and time deposits, and the extension of personal, agricultural, commercial, installment and mortgage loans. In addition, the Bank operates a Trust Department, which provides both personal trust and corporate financing services; a Correspondent Bank Department, which serves approximately 300 banks in the surrounding area; and a MasterCard/VISA Credit Card Department. To accommodate its customers, the Lincoln Bank operates six detached facilities and 51 automated "Bank In The Box" teller machines located throughout the Lincoln area.

The Lincoln Bank has five active non-banking subsidiaries. The Lincoln Bank owns all of the issued and outstanding stock of (1) First Commerce Technologies, Inc., which provides data processing services to the Lincoln Bank, to the other subsidiary banks, and to approximately 316 other banks; (2) Peterson Building Corporation, which owns and operates the Rampark Parking Garage located adjacent to the NBC Center; (3) Commerce Court, Inc., which owns the Commerce Court building located adjacent to the NBC Center; (4) First Commerce Mortgage Company, a company engaged in the purchasing of residential loans to be packaged for resale as mortgage-backed securities, while retaining the servicing rights of the underlying mortgages; and (5) Cabela's LLC (80% ownership of voting stock; 50% total ownership), a company formed in 1995 with Cabela's, a catalog sales company, for the purpose of issuing a "co-branded" credit card. This joint venture had 66,000 active credit cards as of December 31, 1996.

Lincoln is the capital city of the State of Nebraska, and the second largest city in the state. The population of Lincoln according to the 1990 census was

192,600. The Lincoln Bank is one of five commercial banks located in the central business district of the city. Being the capital city of the State of Nebraska, Lincoln is the site of most state agencies, and Lincoln is also the site of the University of Nebraska-Lincoln, Nebraska Wesleyan University, and Union College. The largest single employment category in Lincoln is governmental service.

First National Bank & Trust Co. of Kearney (the "Kearney Bank")
---------------------------------------------------------------
The Kearney Bank traces its origin through mergers and acquisitions to 1917, and has engaged in the banking business continuously since that date. The Kearney Bank conducts a general commercial banking business from its offices in Kearney, Nebraska. The Kearney Bank's business includes the usual banking functions of accepting demand and time deposits, the extension of personal, agricultural, commercial, installment and mortgage loans. The Trust Department of the Kearney bank was acquired by the Lincoln bank in November of 1993.

The Kearney Bank is located on the northeast corner of First Avenue and 21st Street in the southern part of the central business district of Kearney. The main banking premises was constructed in 1976. The Kearney Bank presently operates three detached facilities and 13 automated "Bank In The Box" teller machines located throughout the Kearney area.

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

The Grand Island Bank is located on the northwest corner of Third and Wheeler Streets in the center of the downtown business district of Grand Island. The building housing the main banking offices was constructed in 1959.
Additionally, the Grand Island Bank owns and operates two detached drive-up facilities. All facilities are owned by the Bank. The Grand Island Bank operates 11 automated "Bank In The Box" teller machines located in Grand Island.

The Grand Island Bank opened a loan/deposit production office in Wood River, Nebraska in January, 1997. An ATM machine has also been located at this location. The Grand Island Bank plans to open an additional loan/deposit office in 1997.

 Western Nebraska National Bank (the "North Platte Bank")
---------------------------------------------------------

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

The North Platte Bank opened three loan/deposit production offices in 1996. These are located in Hyannis, Mullen and Valentine Nebraska.

The North Platte Bank has nine automated "Bank In The Box" teller machines in North Platte, one in Alliance, one in Bridgeport, one in Thedford, Nebraska, one in Hyannis, Nebraska, one in Mullen, Nebraska and one in Valentine, Nebraska.

During 1995, the North Platte Bank built a new facility in Bridgeport at a cost of approximately $1,250,000. A new main bank facility will open in downtown North Platte in April 1997. Total costs of this new facility will be between $5.5 million and $6.0 million. The North Platte Bank is negotiating to sell its current main bank facility.

 City National Bank and Trust Co. (the "Hastings Bank")
-------------------------------------------------------

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


First National Bank of West Point (the "West Point Bank")
----------------------------------------------------------
The West Point Bank was chartered in 1885, and has been engaged in the banking business continuously since that date. The West Point Bank conducts a general commercial banking business from its office at 142 South Main Street, West Point, Nebraska, including the usual banking functions of accepting demand and time deposits, and the extension of personal, installment, agricultural, commercial, and mortgage loans.

The West Point Bank opened a loan/deposit production office in Snyder, Nebraska in December, 1996.

The West Point Bank operates one automated "Bank In The Box" teller machine in West Point and has one located in Snyder, Nebraska.

The West Point Bank is located in the central business district of West Point. The building which houses the main offices was constructed in 1964 and was added on to in 1993. The building is owned by the West Point Bank. The West Point Bank purchased and remodeled a house in Snyder, Nebraska to use as its loan/deposit production office.

The First National Bank of McCook (the "McCook Bank")
-----------------------------------------------------

The McCook Bank was chartered in 1885, and has been engaged in the banking business continuously since that date. The McCook Bank conducts a general commercial banking business from its office at 108 West D Street, McCook, Nebraska, including the usual banking functions of accepting demand and time deposits, and the extension of personal, installment, agricultural, commercial, and mortgage loans. The McCook Bank has no detached drive-up facility, but operates three automated "Bank In The Box" teller machines in McCook and one in Culbertson, Nebraska.

The McCook Bank is located in the downtown business district of McCook. The building which houses the Bank's offices was constructed in 1975, and is owned by the McCook Bank.

The McCook Bank anticipates opening two loan/production offices in 1997.

Non Bank Subsidiaries
-----------------------
First Commerce is the owner of the NBC Center. Construction of the eleven-story building was completed in March of 1976. The Lincoln Bank leases the lower level and five floors of the building. The remaining area of the building is leased to the public.

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

First Commerce owns 50% of the stock of Community Mortgage Co. Woods Brothers Realty, Inc. (a real estate agency) owns the other 50%. Community Mortgage Co. originates and sells residential real estate loans.

COMPETITION
------------
First Commerce faces intense competition in all of its activities from other commercial banks. In addition, other financial institutions compete throughout Nebraska and the Midwest for most of the services First Commerce provides, particularly as a result of recent legislation and technological developments. Thrift institutions, as well as finance companies, leasing companies, insurance companies, mortgage bankers, investment banking firms, pension trusts and others provide competition for certain banking and financial services. First Commerce's subsidiary banks also compete for interest-bearing funds with money market mutual funds and issuers of commercial paper and other securities.

The Nebraska Bank Holding Company Act permits bank holding companies to own and operate more than one subsidiary bank. Under the law, an acquisition by a bank holding company of additional subsidiary banks is permitted so long as after consummation of the acquisition, the subsidiary banks of such bank holding company do not exceed nine in number (subject to certain statutory exceptions) and do not have deposits greater than 14% of total deposits of all banks, thrift institutions and savings and loan associations in the State of Nebraska as determined by the Nebraska Director of Banking and Finance as of the most recent calendar year end. At December 31, 1996, First Commerce had total deposits of approximately $1,574,544,000 which is below the limitation.

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

Out-of-state bank holding companies located anywhere in the United States may acquire Nebraska banks or Nebraska bank holding companies. (See "Federal Legislation" below.)

In 1996, First Bank Systems, a Minnesota based banking organization, completed the purchase of Firstier Financial, Inc., one of the First Commerce's major competitors in the Lincoln and Nebraska markets.

FEDERAL LEGISLATION
-------------------
The federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 increased the ability of bank holding companies, including First Commerce, to make interstate acquisitions and to operate their subsidiary banks. Commencing September 29, 1995, adequately capitalized and adequately managed bank holding companies were permitted to make acquisitions of banks located anywhere in the United States without regard to the provisions of any state laws that may presently prohibit such acquisitions. Interstate acquisitions are not permitted, however, if the potential acquirer would control more than 10 percent of the insured deposits in the United States or more than 30 percent of insured deposits in the home state of the bank to be acquired or in any state in which such bank has a branch. States may enact statutes increasing the 30 percent limit and may also lower such limit if they do so on a non-discriminatory basis. States will also be permitted to prohibit acquisitions of banks that have been established for fewer than five years. The Board of Governors of the Federal Reserve System is required to consider the applicant's record under the federal Community Reinvestment Act in determining whether to approve an interstate banking acquisition.

The above statute also permitted effective June 1, 1997, interstate branch banking in all states by adequately capitalized and adequately managed banks, but a state could enact specific legislation before June 1, 1997, prohibiting interstate branch banking in that state, in which event banks headquartered in the state will not be permitted to branch into other states. The Nebraska legislature has not enacted any such "opt-out" legislation. Applications for interstate branching authority will be subjected to regulatory scrutiny of compliance with both federal and state community reinvestment statutes with respect to all of the banks involved in the proposed transaction.

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


SUPERVISION AND REGULATION; EFFECT OF GOVERNMENT POLICIES
---------------------------------------------------------
Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a bank holding company, First Commerce is subject to regulation under the Bank Holding Company Act of 1956, which requires First Commerce to register with the Federal Reserve Board and subjects First Commerce to the Board's examination and reporting requirements. The Act requires prior approval of the Federal Reserve Board for bank acquisitions (which includes the acquisition of substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, a bank holding company would own, directly or indirectly, more than five percent of the voting shares of such bank). The Act limits the ability of First Commerce to engage in, or to acquire direct or indirect control of the voting shares of any company engaged in any non-banking activity. One of the principal exceptions to this limitation is for activities found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto (such as making or servicing loans, performing certain data processing services, providing certain trust, fiduciary and investment services, and engaging in certain leasing transactions).

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

The Company's seven subsidiary banks are all chartered as national banks and, therefore, fall under the supervision and regulation of both the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation Act of 1991 (FDICIA) includes a variety of supervisory measures. FDICIA prescribed a system of prompt regulatory action when any financial institution falls below minimum capital standards. FDICIA also requires regulatory agencies to prescribe standards related to internal operations and management, including "internal controls information and audit systems," "loan documentation," "credit underwriting," "interest rate exposure," "asset growth," and such other operational and management standards as the agencies deem appropriate. FDICIA also requires that regulatory agencies prescribe compensation standards for executive officers, employees, directors, and principal shareholders of insured depository institutions. FDICIA authorizes regulatory agencies to treat as an "unsafe and unsound practice" any failure by an institution to correct a deficiency that leads to a "less-than-satisfactory" examination rating for asset quality, management, earnings, or liquidity. This permits the agencies to bring an enforcement action against the institution and impose sanctions.

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

DIVIDENDS
-----------
Under applicable federal statutes, the approval of the Comptroller is required if the total of all dividends declared by a national bank in a calendar year exceeds the aggregate of the Bank's "net profits," as defined, for that year and its retained net profits for the two preceding years. Under this formula, First Commerce's subsidiary banks could declare aggregate dividends as of December 31, 1996, without the further approval of the Comptroller, of approximately $16,525,000.

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

CAPITAL REQUIREMENTS
--------------------
The Company and its subsidiaries are subject to various regulatory requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require that the Company and its banking subsidiaries meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory practices. The Company's and its banking subsidiaries capital classifications are subject to qualitative judgments by the regulators about components, risks weightings, and other factors.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for, among other things, greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The prompt corrective action regulations of the statute specify five capital categories with the highest rating being "well capitalized." Generally, to be "well capitalized" under the prompt corrective action provisions, an institution must have Tier 1 capital to risk weighted assets and total capital to risk weighted assets of 6% and 10%, respectively, and Tier 1 capital to quarterly average
assets of 5%.   At December 31, 1996,  each of the Company's subsidiary banks exceeded the financial requirements for the "well capitalized" category under such regulations.

The Federal Reserve Board has issued risk-based and leverage capital guidelines for bank holding companies like First Commerce. The risk-based guidelines define a two-tier capital framework. Generally, Tier 1 capital consists of common and qualifying preferred shareholders' equity, less goodwill. Generally, Tier 2 capital consists of mandatory convertible debt, subordinated debt and other qualifying term debt, preferred stock not qualifying for Tier 1 and the allowance for loan losses, subject to certain limitations. The regulatory minimum ratio for total capital is 8 percent, of which 4 percent must be Tier 1 capital. In addition, the minimum leverage ratio of Tier 1 capital to quarterly average assets is 4 percent. On December 31, 1996, First Commerce's total capital ratio was 14.7 percent, its Tier 1 ratio was 13.3 percent, and its Tier 1 leverage ratio was 9.4 percent.

FOREIGN OPERATIONS
------------------
The Company and its subsidiaries do not engage in any material foreign activities.

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

At December 31, 1996, First Commerce's subsidiary financial institutions operated a total of seven main banking houses (including the Lincoln Bank's NBC Center location), 17 detached facilities, and 106 automated teller machines. All of the facilities are owned by the respective banks, with the exception of the Lincoln Bank which is housed in the First Commerce owned NBC Center.

Additional information with respect to premises and equipment is presented on Page 18 of the Notes to Financial Statements in First Commerce's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

For additional description of property owned and operated by First Commerce and each subsidiary, see Item 1.

ITEM 3.    LEGAL PROCEEDINGS

The nature of the business of First Commerce involves, at times, a certain amount of litigation against First Commerce and its subsidiaries involving matters arising in the ordinary course of business; however, in the opinion of the management of First Commerce, there are no proceedings pending to which First Commerce or any of its subsidiaries is a party, or which its property is subject, which, if determined adversely, would be material in relation to the financial condition of First Commerce.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of First Commerce's security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------
The present executive officers of First Commerce, their respective ages and the year each was first elected an officer, are set forth in the following table:

                                 Present Office                Year First
      Name                Age     or Position                Elected Officer
-----------------        ----    ---------------             ----------------
James Stuart, Jr.          54    Chairman and Chief            1973
                                 Executive Officer

Brad Korell                48    Executive Vice President      1990

Stuart Bartruff            42    Executive Vice President-     1987
                                 and Secretary (Principal
                                 Financial Officer)

Mark Hansen                41    Senior Vice President         1994

Donald Kinley              46    Vice President and Treasurer  1977
                                 (Principal Accounting Officer)

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

Stuart Bartruff has served as Executive Vice President and Secretary since April of 1994. Prior to April, 1994, Mr. Bartruff served as Senior Vice President-Loan Services since 1988 and was elected Secretary in May of 1992.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1996, Page 1 and Page 27.

ITEM 6.    SELECTED FINANCIAL DATA

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1996, Pages 28-31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1996, Pages 32 through 45, and captioned as
" Management's Discussion and Analysis ."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1996, Pages 10 through 26.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997, under the caption "1. Election of Directors" commencing on Page 2.

For information concerning the Executive Officers, see Item 4 at Page 11.

ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997, under the caption "Executive Compensation and Other Information."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997, under the captions "Principal Shareholders" and "1. Election of Directors."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1996, Page 21, Footnote M and incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997, under the caption "Executive Compensation and Other Information."

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

FINANCIAL STATEMENTS                                       PAGE REFERENCE
                                              IN ANNUAL REPORT TO SHAREHOLDERS*

  Consolidated Balance Sheets as of December 31, 1996 and 1995 ...10 Consolidated Statements of Income for the Three Years
     Ended December 31, 1996 .....................................11
  Consolidated Statements of Stockholders' Equity for
     the Three Years Ended December 31, 1996 .....................12
  Consolidated Statements of Cash Flows for the Three
     Years Ended December 31, 1996 ...............................13
  Notes to Consolidated Financial Statements .....................14
  Independent Auditors' Report ...................................26

Condensed financial statements for parent company only may be found in the Notes to Consolidated Financial Statements, Note P, Pages 23 and 24. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

* These items are included in First Commerce's 1996 Annual Report to Shareholders on the pages indicated and are hereby incorporated by reference in this Form 10-K. First Commerce's 1996 Annual Report to Shareholders is an integral part of this Form 10-K.

REPORTS ON FORM 8-K

There was no Form 8-K's filed in the fourth quarter of 1996.

EXHIBITS

The following Exhibit Index lists the Exhibits to Form 10-K.

   Exhibit Number                                                                    Page No. or Incorporation
------------------                                                                   by Reference to
                                                                                     -------------------------
  (3)      Articles of Incorporation and By-Laws:

     (a)   Articles of Incorporation of First
                Commerce Bancshares, Inc.                                          Exhibit 3.1 to Form S-1
                                                                                   No. 2-97513*

     (b)   Amendment to Articles of Incorporation                                  Exhibit 3.1(a) to Form 8-K dated
              dated October 19, 1993.                                              October 19, 1993*

     (c)   Amendment to Articles of Incorporation                                  Exhibit 3 (c) to Form S-4
                dated April 19, 1994                                               No. 33-81190*

     (d)   By-Laws of First Commerce Bancshares,                                   Exhibit 3.1 to Form S-1
                Inc.                                                               No. 2-97513*

   (4)     Form of Indenture (including form of Capital Note)                           Exhibit 4(A) to Form S-1
           relating to the issuance of $26,500,000 principal                            No. 33-47328*
           amount of Capital Notes issued in Series between the
           Registrant and Norwest Bank Nebraska, N.A., as Trustee.

  (9)      Not applicable.

  (10)     Material contracts.

     (a)   First Commerce Retirement Accumulation Plan and Trust.                       Exhibit 10(a) to Form 10-K for
                the year ended December 31, 1992.*

     (b)   First Commerce Profit-Sharing and Thrift Plan and Trust.                     Exhibit 10(b) to Form 10-K for
                the year ended December 31, 1992.*

     (c)   First Commerce Supplemental Executive Retirement and                         Exhibit 10(c) to Form 10-K for
           Deferred Compensation Plan and Trust Agreement.                              the year ended December 31, 1992.*

     (d)   Deferred Compensation Plan and Deferred Compensation                         Exhibit 10(d) to Form 10-K for
           Trust Agreement dated April 2, 1993 between the                              the year ended December 31, 1993.*
           Company and Bradley F. Korell.

     (e)   Deferred Compensation Plan and Deferred Compensation                         Exhibit 10(e) to Form 10-K for
           Trust Agreement dated April 2, 1993 between the                              the year ended December 31, 1993.*
           Company and Mark W. Hansen.

     (f)   Deferred Compensation Plan and Deferred Compensation                         Exhibit 10(f) to Form 10-K for
           Trust Agreement dated April 2, 1993 between the                              the year ended December 31, 1993.*
           Company and Stuart L. Bartruff.

     (g)   Dividend Reinvestment Plan and Employee Stock Pur-                           Exhibit 1 to Form 8-K dated Decem-
             chase Plan.                                                                ber 15, 1995.*

  (11)     Not applicable.

  (12)     Not applicable.

  (13)     Annual Report to Security Holders.

  (16)     Not applicable.

  (18)     Not applicable.

  (19)     Not applicable.

  (22)     Subsidiaries of the Registrant.                                          See Item 1, Page 3.

  (23)     Not applicable.

  (24)     Not applicable.

  (25)     Not applicable.

  (28)     Not applicable.

  (29)     Not applicable.

* Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

FINANCIAL STATEMENT SCHEDULES

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 14 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST COMMERCE BANCSHARES, INC.


By: James Sturat, Jr.                  Date: March 18, 1997
    ----------------                        ---------------
   James Stuart, Jr.
   Chairman, Chief Executive Officer
   and Director



By: Stuart Bartruff                    Date: March 18, 1997
   ----------------                         ---------------
   Stuart Bartruff
   Executive Vice President and Secretary
   (Principal Financial Officer)



By: Donald Kinley                      Date: March 18, 1997
    -------------                           ---------------
   Donald Kinley
   Vice President and Treasurer
   (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


David T. Calhoun                       Date: March 18, 1997
----------------                            ---------------
David T. Calhoun, Director


 Connie Lapaseotes                     Date: March 18, 1997
------------------                          ---------------
Connie Lapaseotes, Director


---------------------------            Date:_______________
John G. Lowe, III, Director


 John C. Osborne                       Date: March 18, 1997
----------------                            ---------------
John C. Osborne, Director


_____________________________          Date:_______________
Richard C. Schmoker, Director


 Kenneth W. Staab                      Date: March 18, 1997
-----------------                           ---------------
Kenneth W. Staab, Director


_______________________                Date:_________________
James Stuart, Director


 James Stuart, Jr.                     Date: March 18, 1997
-----------------                           ---------------
James Stuart, Jr., Director


 Scott Stuart                          Date: March 18, 1997
-------------                               ---------------
Scott Stuart, Director