Form 10-Q
period 1997-03-31
FIRST COMMERCE BANCSHARES INC
filed 1997-05-14
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934.

For the Quarter ended March 31, 1997      Commission File No. 0-14277

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



Common stock, $.20 par value; outstanding at March 31, 1997
                 Class A Common        2,606,336 shares.
                 Class B Common       10,940,651 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
~Consolidated~Condensed~Balance~Sheets
~~(In~Thousands)
[CAPTION]

~
~
~                                           (UNAUDITED)
                                           MARCH 31, 1997 DECEMBER 31, 1996
                                            ------------------------------


Cash and due from banks                          $107,997     $131,309
Federal funds sold                                 46,555       28,528
                                               ----------     ---------
  Cash and cash equivalents                       154,552      159,837
Mortgages held for sale                            17,202       16,293
Securities available for sale (cost
  of $353,703,000 and $366,181,000)               362,645      379,849
Securities held to maturity (fair value of
  $288,399,000 and $271,886,000)                  290,466      270,012
Loans                                           1,110,821     1,121,239
Less allowance for loan losses                     21,286       20,157
                                               ----------     ---------
  Net loans                                     1,089,535     1,101,082
Premises and equipment                             50,052       48,695
Other assets                                       57,794       52,244
                                               ----------    ----------
                                               $2,022,246   $2,028,012
                                                =========    ==========

Deposits:
  Non-interest bearing                           $295,649     $328,826
  Interest bearing                              1,290,612     1,245,718
                                                ---------     ---------
                                                1,586,261     1,574,544

Securities sold under agreement
  to repurchase                                   152,102      134,212
Fed funds purchased and other
  short-term borrowings                            19,584       45,980
Accrued expenses and other liabilities             24,224       22,905
Long-term debt                                     39,204       52,973
                                                 --------     ---------
  Total liabilities                             1,821,375     1,830,614

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value;
     authorized 10,000,000 shares; issued
     and outstanding 2,606,336 shares;                521          521
    Class B non-voting, $.20 par value;
     authorized 40,000,000 shares; issued and
     outstanding 10,940,651                         2,188        2,188
Paid in capital                                    21,628       21,628
Retained earnings                                 170,721      164,176
Net unrealized gains (losses) on securities
 available for sale (net of tax)                    5,813        8,885
                                                ---------     ---------
Total stockholders' equity                        200,871      197,398
                                                ---------     ---------
                                               $2,022,246   $2,028,012
                                                =========    =========

See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
~Consolidated~Condensed~Statements~of~Income
~~(Unaudited)
~
~(IN~THOUSANDS~EXCEPT~PER~SHARE~DATA)
[CAPTION]

~
                                                         THREE MONTHS ENDED
                                                         ------------------
                                                            MARCH 31,
                                                            ---------
                                                            1997     1996
                                                         ----------------
Interest income:
  Loans                                                  $ 24,553 $ 23,705
  Investment securities:
    Taxable                                                 9,790    7,740
    Non-taxable                                               359      416
    Dividends                                                  87       76
  Mortgages held for sale                                     274      518
  Short-term investments                                      455      542
                                                         ----------------
    Total interest income                                  35,518   32,997
Interest expense:
  Deposits                                                 14,404   14,037
  Short-term borrowings                                     1,985    1,321
  Long-term debt                                              895      953
                                                         ----------------
    Total interest expense                                 17,284   16,311
                                                         ----------------
Net interest income                                        18,234   16,686
Provision for loan losses                                   2,584    1,821
                                                         ----------------
Net interest income after provision for loan losses        15,650   14,865
Noninterest income:
  Service charges and fees to customers                     9,495    8,212
  Trust services                                            1,975    1,764
  Gains/(losses) on securities sales                        3,255      767
  Other income                                                466      430
                                                         ----------------
  Total noninterest income                                 15,191   11,173
                                                         ----------------
Noninterest expense:
  Salaries and employee benefits                            9,702    8,764
  Net occupancy and equipment expenses                      2,158    2,420
  Fees and insurance                                        2,657    2,112
  Other expenses                                            4,632    4,259
                                                         ----------------
    Total noninterest expense                              19,149   17,555
                                                         ----------------

Income before income taxes                                 11,692    8,483
Income tax provision                                        4,129    2,756
                                                         ----------------
    Net income                                           $  7,563 $  5,727
                                                         ================

Weighted average shares outstanding                        13,547   13,570
                                                         ================

Net income per share                                     $    .56 $    .42
                                                         ================

See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC.
~Consolidated~Condensed~Statements~of~Cash~Flows
~~(Unaudited)~~(In~Thousands)
[CAPTION]

~
~
~
                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                      ------------------------------
                                                                                          1997               1996
                                                                                         ----              -----

Net cash from operating activities                                                $       4,471        $      (3,142)

Cash flows from investing activities:
  Proceeds from maturities of held to maturity securities                                13,663               20,624
  Purchase of held to maturity securities                                               (34,117)              (7,568)
  Proceeds from maturities of available for sale securities                               8,466               12,682
  Proceeds from sales of available for sale securities                                   12,910                2,509
  Purchase of available for sale securities                                              (5,564)             (46,992)
  Net decrease/(increase) in loans                                                        8,963              (13,556)
  Capital expenditures                                                                   (2,468)              (1,213)
  Other                                                                                     (12)                  (9)

                                                                                  -------------        -------------

Net cash from investing activities                                                        1,841              (33,523)

Cash flows from financing activities:
  Increase in deposits                                                                   11,717                7,721
  Increase in other short term borrowings                                                17,890               42,782
  Net (decrease)/increase in federal funds purchased                                    (26,396)               2,126
  Cash dividends paid                                                                    (1,018)                (882)
  Repayment of long term debt                                                           (13,769)                   -
  Other                                                                                     (21)                  84

                                                                                  -------------        -------------

Net cash from financing activities                                                      (11,597)              51,831

                                                                                  -------------        -------------
Net (decrease) increase in cash and cash equivalents                                     (5,285)              15,166

Cash and cash equivalents at January 1                                                  159,837              135,189

                                                                                  -------------        -------------
Cash and cash equivalents at March 31                                             $     154,552        $     150,355
                                                                                   ============         ============








See notes to consolidated condensed financial statements.

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY~(UNAUDITED) [CAPTION]

                                        ~

                                               1997        1996
                                                 -----       -----
~                                 (AMOUNTS~IN~THOUSANDS)
~
Balance, January 1                             $197,398    $180,021
  Decrease in net unrealized gains
   on securities available for sale             (3,072)     (2,122)
  Cash dividends declared
   ($.075 and $.065 per share)                   (1,018)      (882)
  Net income                                      7,563      5,727
                                              ---------    --------
Balance, March 31                              $200,871   $182,744
                                             ==========    ========



~NOTES~TO~CONSOLIDATED~CONDENSED~FINANCIAL~STATEMENTS
~
A.  GENERAL

The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1997, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1996 annual report and Form 10-K. The results of operations for the unaudited three-month period ended March 31, 1997, are not necessarily indicative of the results which may be expected for the entire calendar year 1997.

B.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for the loan losses are summarized as follows:
[CAPTION]

                                               1997        1996
                                                 -----       -----
~                                            (Amounts~in~Thousands)
~
Balance, January 1,                           $20,157     $19,017
  Provision for loan losses                     2,584       1,821
  Charge-offs                                  (2,097)     (1,266)
  Recoveries                                      642         695
                                                -----       -----
Balance, March 31,                            $21,286     $20,267
                                              =======     =======

C.  INVESTMENT SECURITIES
During the first three months of 1997 and 1996, the Company realized $3,255,000 and $767,000, respectively, in profits on the sale of securities available for sale. During the first three months of 1997 and 1996, the Company did not sell any held to maturity securities.

                                FINANCIAL REVIEW
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

RESULTS OF OPERATIONS~
----------------------
~Net income for the three months ended March 31,1997, was $7,563,000 or $.56 per share as compared to $5,727,000 or $.42 per share for the same period one year ago. Net income for the three months ended December 31, 1996 was $4,745,000. Net income for the first three months of 1997 includes $3.3 million in gains primarily from the sale of investments in the Company's Global fund, as compared to gains of only $767,000 for the same period one year ago. If the securities gains were excluded for both periods, net income would have been $5,447,000 and $5,229,000, respectively. On a per share basis, earnings would have been $.40 per share and $.39 per share respectively.

NET INTEREST INCOME
-------------------
Net interest income (interest income less interest expense) was $18,234,000 for the first quarter of 1997, compared to $16,686,000 for the first quarter of 1996 and $18,118,000 for the fourth quarter of 1996. The increase in net interest income from the first quarter of 1996, can be primarily attributed to an increase in earning assets although the Company has also had an increase in the net yield on earning assets. Loans were $1.11 billion at the end of March 1997, as compared to $1.03 billion at the same time a year ago. Investments were $653 million at March 31, 1997 as compared to $583 million at March 31, 1996.

PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses was $2,584,000 for the first quarter of 1997, as compared to $1,821,000 for the first quarter of 1996, a 42% increase. The increase was necessary to keep pace with the increased loan growth and management's desire to maintain the reserve at adequate levels. As a percentage of loans outstanding, the loan loss reserve was 1.9 % and 2.0% as of March 31, 1997 and 1996. Total first quarter 1997 net charge-offs were $1,455,000 compared to $571,000 for the same period a year ago. Net credit card charge offs totaled $1,100,000 as compared to $876,000 in the first quarter of 1996. Other consumer loan charge-offs increased as well when compared to the first quarter of 1996. Recoveries decreased which contributed to the overall increase in net charge-offs. Overall, management feels the credit quality of the loan portfolio remains sound, with no major change in the overall quality of the loan portfolio since December 31, 1996, although it is expected that credit card charge-offs will remain high in the near-term future.

The following table presents the amount of non performing loans:

                                    March 31, 1997    December 31, 1996
                                    --------------    -----------------

   Loans accounted for on a non
     accrual basis                    $4,307,000           $3,429,000

   Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payment       873,000              846,000

   Loans not included above which
   are "troubled debt restructurings"  1,525,000            1,597,000

The increase in non accrual loans is primarily due to one commercial loan, which is in the process of resolution. Accruing loans past due 90 days or more and troubled debt restructurings have remained stable since December 31, 1996. Virtually all of the Company's loans are to Nebraska-based organizations, although the loan portfolio is well diversified by industry. The Nebraska economy is dependent upon the general state of the agricultural economy.

NONINTEREST INCOME
------------------
Noninterest income for the first three months was $15,191,000 as compared to $11,173,000 for the first three months of 1996, a 36.0% increase. If securities gains were excluded noninterest income would have been $11,936,000 as compared to $10,406,000, a 14.7%, increase. Credit card fees increased $1.1 million primarily due to an increase in interchange and merchant income. Discount brokerage fee income and bond investment fees purchased through the National Bank of Commerce are primarily responsible for a $170,000 increase in other service charges and fees. First quarter 1997 trust services fees increased over $211,000 compared to the same period a year ago due primarily to an increase in activity and an increase in the value of assets being managed. Gains on the sale of available for sale securities were $3,255,000 in the first quarter of 1997 as compared to $767,000 in the first quarter of 1996, a $2,488,000 increase. These gains were the result of selling certain positions held in the Company's Global Fund.

The following table shows the breakdown of noninterest income and the percentage change:
[CAPTION]

                                         (In Thousands)     Percent
                                            March 31,      Increase/
                                        -------------
                                           1997   1996     (Decrease)
                                        --------------     ----------
      Computer services              $  2,102  $2,200        (4.5)%
      Credit card                      3,139    2,003        56.7
      Mortgage banking                 1,199    1,184         1.3
      Service charges on deposits      1,294    1,234         4.9
      Other service charges and fees   1,761    1,591        10.7
      Trust services                   1,975    1,764        12.0
      Gains on securities sales        3,255      767       324.4
      Other income                       466      430         8.4
                                     -------  -------
      Total noninterest income        $15,191 $11,173        36.0
                                      ======= =======

NONINTEREST EXPENSE
-------------------
Noninterest expenses were $19.1 million for the quarter ended March 31, 1997 as compared to $17.6 million for the same time period one year ago. This is an increase of $1.6 million or 9.1% from a year ago. Salaries and employee benefits increased $939,000 or 10.7% generally due to increases in the levels of pay and number of employees. Fees and insurance expenses decreased 8.4% primarily due to lower legal and credit report and filing fees. Bank card processing fees increased $629,000 due to increased activity and an increase in Cabela's bucks expense (points earned from using the Cabela's credit card, which can be redeemed for merchandise at Cabela's). Communications expense increased $119,000 due primarily to long distance telephone line expenses in the computer company related to a new data center in Florida. The increase of 13.2% in other expenses is due to an increase in amortization of intangible assets (service release fees and premiums paid for credit card receivables).

The increase in minority interest expense is directly related to the increase in profits in the Cabela's credit card joint venture.

The following table shows the breakdown of noninterest expense and the percentage change:
[CAPTION]

                                                (In Thousands)        Percent
                                                     March 31,        Increase/
                                               ------------------
                                                 1997       1996      (Decrease)

                                              -------    ------------
Salaries and employee benefits               $  9,702    $  8,764           10.7%
       Net occupancy expense                    1,057       1,075           (1.7)
       Equipment expense                        1,101       1,345          (18.1)
       Fees and insurance                         923       1,008           (8.4)
       Bank card fees                           1,734       1,104           57.1
       Communications                           1,108         989           12.0
       Supplies                                   615         643           (4.4)
       Business development                       842         872           (3.4)
       Other expenses                           1,705       1,505           13.3
       Minority interest                          372         120          210.0
       Goodwill amortization                      127         128            0.1
       Net cost of other real
         estate owned                            (137)          2          ---
                                              --------     ------
       Total noninterest expense              $19,149     $17,555            9.1
                                              =======     =======

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate, minority interest and goodwill amortization) divided by the sum of net interest income and noninterest income (excluding securities gains/losses) -- was 62.3% and 63.9% at March 31, 1997 and 1996, respectively.

FINANCIAL CONDITION AT MARCH 31, 1997
-------------------------------------
Total assets at March 31, 1997, were $2,022 million, compared to $1,873 million at March 31, 1996, an 8.0% increase. Total assets at December 31, 1996, were $2,028 million.

Since March 31, 1996, loans have increased from $1,030 million to $1,111 million, a 7.8% increase. This does not include $58 million of credit card loans which have been securitized. Managed loans are up by 13.4% since the same date.
[CAPTION]

Loans are summarized as follows:   March 31, 1997    March 31, 1996
                                   --------------   ---------------
                                             (In thousands)
      Real estate mortgage           $343,761            $296,836
      Consumer                        273,678             268,408
      Commercial and financial        254,976             216,726
      Agricultural                    109,946             100,798
      Credit card                      92,042             118,246
      Real estate construction         36,418              29,338
                                      -------             -------
                                   $1,110,821          $1,030,352
                                     ========            ========

The decline in credit card volume is due to the securitization mentioned above. Agricultural loan volume has increased since March 1996, due to lower feed prices which has prompted increased numbers of cattle on feed. While volume is ahead of last year, outstanding dollars have declined since December 1996, as the heavy feedyard placements from last fall have been marketed. Ag volume is expected to increase during the next quarter as grain farmers go into the planting season. While real estate construction loans are up from one year ago, a 12% decline has been realized since year-end as large construction projects have been completed and long term financing placed in the secondary market.

Deposits have increased from $1,471 million at March 31, 1996 to $1,586 million at March 31, 1997, a 7.8% increase. The loan to deposit ratio was 70% as of both dates.

Short-term borrowings consisting chiefly of repurchase agreements totaled $172 million at March 31, 1997, compared to $143 million at March 31, 1996 and $180 million at December 31, 1996. Long-term debt has decreased $13.8 million since December 31, 1996, due to borrowings from the Federal Home Loan Bank by the subsidiary banks being allowed to mature without being replaced.

Stockholders' equity to assets was 9.6% as of March 31, 1997. The net unrealized gains on available for sale securities decreased $3,072,000 since December 31, 1996, due to an increase in interest rates and the resultant decline in the value of the investment portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined).
[CAPTION]

                                                                             TO BE WELL
                                                                         CAPITALIZED UNDER
                                                        FOR CAPITAL      PROMPT CORRECTIVE
                                           ACTUAL    ADEQUACY PURPOSES   ACTION PROVISIONS

                                      AMOUNT     RATIOAMOUNT     RATIO      AMOUNT    RATIO

AS OF MARCH 31, 1997:
  Total Capital (to Risk Weighted Assets):
    Consolidated                      $207,351 15.3%  $108,275    8.0%         N/A
    National Bank of Commerce          102,028 12.9     63,410    8.0      $79,263  10.0%
  Tier I Capital (to Risk Weighted Assets):
    Consolidated                       188,300 13.9     54,138    4.0          N/A
    National Bank of Commerce           92,120 11.6     31,705    4.0       47,558   6.0
  Tier I Capital  (to Quarterly Average Assets):
    Consolidated                       188,300  9.5     79,412    4.0          N/A
    National Bank of Commerce           92,120  8.0     46,106    4.0       57,633   5.0

AS OF DECEMBER 31, 1996:
  Total Capital (to Risk Weighted Assets):
    Consolidated                      $200,441 14.7%  $108,954    8.0%         N/A
    National Bank of Commerce           99,860 12.3     65,170    8.0      $81,463  10.0%
  Tier I Capital (to Risk Weighted Assets):
    Consolidated                       181,269 13.3     54,477    4.0          N/A
    National Bank of Commerce           89,677 11.0     32,585    4.0       48,878   6.0
  Tier I Capital  (to Quarterly Average Assets):
    Consolidated                       181,269  9.4     77,167    4.0          N/A
    National Bank of Commerce           89,677  8.0     45,006    4.0       56,258   5.0

~Nebraska~Economy
~
The outlook for the Nebraska economy is for moderate growth in employment (low unemployment), personal income, and retail sales. Construction activity has stabilized. The manufacturing base in the state continues to operate at expanded production. Motor vehicle and farm equipment sales have moderated.
The state's fiscal position is strong from the standpoint of tax receipts, as the state's tax receipts have been exceeding projected receipts for the past several months. Some of these excess tax receipts could be used to replace lost property tax revenues when property tax relief legislation goes into effect in 1998, and a tax cut is being considered.

The outlook of the 1997 Nebraska farm sector is favorable. Crop prices are not expected to reach the high levels of last year and crop yields will depend on growing conditions. Cattle feeders and ranchers have been operating at profits for the past few months, and the projection for the balance of the year is optimistic. Agricultural real estate values are higher. Personal bankruptcy filings have materially increased during the past year (overextended credit), and it does not appear this trend will change in the near-term future.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)Exhibits - none
         (b)None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST COMMERCE BANCSHARES, INC.



Date:  May 12, 1997           By: James Stuart, Jr.
     ---------------              --------------------------------------------
                                  James Stuart, Jr., Chairman and CEO



Date:  May 12, 1997           By: Donald Kinley
     ---------------              --------------------------------------------
                                  Donald Kinley, Vice President and
                                   Treasurer (Chief Accounting Officer)