Form 10-Q
period 1997-06-30
FIRST COMMERCE BANCSHARES INC
filed 1997-08-14
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
1934.

For the Quarter ended June 30, 1997       Commission File No. 0-14277

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



Common stock, $.20 par value; outstanding at June 30, 1997
                 Class A Common        2,606,336 shares.
                 Class B Common       10,938,951 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
~Consolidated~Condensed~Balance~Sheets
~~(In~Thousands)
~
[CAPTION]
~
~                                             (UNAUDITED)
                                            JUNE 30, 1997   DECEMBER 31, 1996
                                            -------------   -----------------
Cash and due from banks                          $ 121,793       $  131,309
Federal funds sold                                  52,905           28,528
                                                  --------         --------
  Cash and cash equivalents                        174,698          159,837
Loans held for sale                                 18,586           16,293
Securities available for sale (cost of
  $319,178,000 and $366,181,000)                   341,202          379,849
Securities held to maturity (fair value of
  $328,858,000 and $271,886,000)                   327,492          270,012
Loans                                            1,125,269        1,121,239
Less allowance for loan losses                      21,734           20,157
                                                  --------         --------
  Net loans                                      1,103,535        1,101,082
Premises and equipment                              51,390           48,695
Other assets                                        51,276           52,244
                                                  --------         --------
                                                $2,068,179       $2,028,012
                                                ==========        ==========

Deposits:
  Non-interest bearing                         $  311,325        $  328,826
  Interest bearing                              1,285,147         1,245,718
                                                ---------         ---------
                                                1,596,472         1,574,544

Securities sold under agreement to
  repurchase                                      129,677           134,212
Fed funds purchased and other short-term
  borrowings                                       58,257            45,980
Accrued expenses and other liabilities             24,875            22,905
Long-term debt                                     43,670            52,973
                                                 --------          --------
  Total liabilities                             1,852,951         1,830,614

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value;
    authorized 10,000,000 shares;
    issued 2,606,336 shares;                          521              521
    Class B non-voting, $.20 par value;
    authorized 40,000,000 shares;
    issued 10,938,951 and 10,940,651 shares         2,188            2,188
Paid in capital                                    21,625           21,628
Retained earnings                                 176,578          164,176
Net unrealized gains/(losses) on secur-
    ities available for sale                       14,316            8,885
                                                 --------         --------
Total stockholders' equity                        215,228          197,398
                                                 --------         --------
                                              $2,068,179        $2,028,012
                                               ==========        ==========



See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
~Consolidated~Condensed~Statements~of~Income
~~(Unaudited)
~
~(IN~THOUSANDS~EXCEPT~PER~SHARE~DATA)
[CAPTION]

~
                                           THREE MONTHS ENDED     SIX MONTHS ENDED

                                               JUNE 30,             JUNE 30,
                                           ------------------ -----
                                            1997      1996       1997     1996
                                         ---------   --------    ------  -------
Interest income:
  Loans                                  $25,381    $ 23,979  $  49,934 $ 47,684
  Investment securities:
    Taxable                               10,203       7,954     19,993   15,694
    Non-taxable                              357         403        716      819
    Dividends                                246         307        333      383
  Mortgages held for sale                    325         652        599    1,170
  Short-term investments                     754         460      1,209    1,002
                                           -----       -----     ------   ------
    Total interest income                 37,266      33,755     72,784   66,752
Interest expense:
  Deposits                                15,105      13,453     29,509   27,490
  Short-term borrowings                    2,367       1,925      4,352    3,246
  Long-term debt                             700         920      1,595    1,873
                                           -----       -----     ------   ------
    Total interest expense                18,172      16,298     35,456   32,609
                                           ------      ------    ------   ------
Net interest income                       19,094      17,457     37,328   34,143
Provision for loan losses                  1,640       1,355      4,224    3,176
                                           -----       -----     ------   ------
Net interest income after provision
    for loan losses                       17,454      16,102     33,104   30,967
Noninterest income:
  Service charges and fees to
    customers                              9,445       8,484     18,940   16,696
  Trust services                           1,690       1,576      3,665    3,340
  Gains/(losses) on securities sales       1,358         774      4,613    1,541
  Other income                               168        (18)        634      412
                                           -----       -----     ------   ------
  Total noninterest income                12,661      10,816     27,852   21,989
                                          ------      ------    ------   ------
Noninterest expense:
  Salaries and employee benefits           9,695       8,924     19,397   17,688
  Occupancy and equipment                  2,340       2,270      4,498    4,690
  Fees and insurance                       2,600       2,026      5,257    4,138
  Other expenses                           4,763       4,264      9,395    8,523
                                           -----       -----     ------   ------
    Total noninterest expense             19,398      17,484     38,547   35,039
                                          ------      ------    ------   ------

Income before income taxes                10,717       9,434     22,409   17,917
Income tax provision                       3,817       3,375      7,946    6,131
                                           -----       -----     ------   ------
    Net income                           $ 6,900     $ 6,059   $ 14,463 $ 11,786
                                           =====      ======     ======   ======

Weighted average shares outstanding        13,546      13,570    13,547   13,570
                                           ======      ======    ======   ======

Net income per share                       $ .51       $ .45     $ 1.07   $  .87
                                            ====        ====      =====    =====





See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
~CONSOLIDATED~CONDENSED~STATEMENTS~OF~CASH~FLOWS
~~(UNAUDITED)~~(IN~THOUSANDS)
~
[CAPTION]

~
~                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                             -------------------------
                                                 1997         1996
                                                 -----       -----

Net cash flows from operating activities       $13,507     $(45,647)

Cash flows from investing activities:
  Proceeds from maturities of held to
   maturity securities                          26,810      62,346
  Purchase of held to maturity securities      (84,290)    (49,450)
    Proceeds from maturities of available
   for sale securities                          26,476      50,889
  Proceeds from sales of available
   for sale securities                          37,421       6,019
  Purchase of available for sale securities    (11,619)    (77,998)
  Net increase in loans                         (6,677)    (28,703)
  Capital expenditures                          (5,019)     (2,182)
  Other                                            (12)        (56)

                                               -------     -------

Net cash flows from investing activities       (16,910)     (39,135)

Cash flows from financing activities:
  Increase/(Decrease) in deposits               21,928      (8,066)
  (Decrease)/Increase in other short-
    term borrowings                             (4,535)     31,516
  Net increase in federal funds purchased       12,277      64,873
  Cash dividends paid                           (2,034)     (1,765)
  Repayment of long term debt                  (16,303)     (2,546)
  Proceeds from long term debt                   7,000           -
  Other                                            (69)        177

                                               -------     -------

Net cash flows from financing activities        18,264      84,189

                                               -------     -------
Net  increase/(decrease) in cash
  and cash equivalents                          14,861        (593)

Cash and cash equivalents at January 1         159,837     135,189

                                               -------     -------
Cash and cash equivalents at June 30         $ 174,698   $ 134,596
                                               ========    =======








See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
~CONSOLIDATED~CONDENSED~STATEMENTS~OF~STOCKHOLDERS'~EQUITY~~(UNAUDITED)
[CAPTION]

~
                                               1997        1996
                                              -----       -----
~                                 (AMOUNTS~IN~THOUSANDS)
~
Balance, January 1                           $197,398    $180,021
 Purchase and retirement of stock                 (30)         --
 Increase (Decrease) in net unrealized
  gains on securities available for sale        5,431      (4,629)
 Cash dividends declared ($.15 and
  $.13 per share)                              (2,034)     (1,765)
 Net income                                    14,463      11,786
                                               ------      ------
Balance, June 30                             $215,228    $185,413
                                             ========    ========

~NOTES~TO~CONSOLIDATED~CONDENSED~FINANCIAL~STATEMENTS
~
A.  GENERAL

The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1997, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1996 annual report and Form 10-K. The results of operations for the unaudited six-month period ended June 30, 1997, are not necessarily indicative of the results which may be expected for the entire calendar year 1997.

B.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for the loan losses are summarized as follows:
[CAPTION]

                                               1997        1996
                                                 -----       -----
~                                            (Amounts~in~Thousands)
~
Balance, January 1                            $20,157     $19,017
  Provision for loan losses                     4,224       3,176
  Charge-offs                                  (4,187)     (3,168)
  Recoveries                                    1,540       1,041
                                              -------     -------
Balance, June 30                              $21,734     $20,066
                                              =======     =======

C.  INVESTMENT SECURITIES

During the first six months of 1997 and 1996, the Company realized $4,613,000 and $1,541,000, respectively, in profits on the sale of securities available for sale. During the first six months of 1997 and 1996, the Company did not sell any held to maturity securities.

D.  ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No.128 ~Earnings~Per~Share,~~SFAS No.130~~Reporting~Comprehensive~Income,~~and SFAS No. 131~~Disclosures~About~Segments~of~an~Enterprise~and~Related~Information~~ (the
Statements). The Statements are not expected to materially impact the Company's reported results of operations or earnings per share. However, additional financial statement disclosures may result from the Statements upon implementation. SFAS No. 128 is effective for periods ending after December 15, 1997. SFAS No.' s 130 and 131 are effective for years beginning after December 15, 1997.~~
~
~ ~

                                FINANCIAL REVIEW
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

RESULTS OF OPERATIONS~
----------------------
~Net income for the six months ended June 30, 1997, was $14,463,000 or $1.07 per
-
share as compared to $11,786,000 or $.87 per share for the same period one year ago. Net income for the three months ended June 30, 1997, was $6,900,000 or $.51 per share as compared to $6,059,000 or $.45 per share for the same period one year ago. Net income for the first six months of 1997 includes $4,613,000 in gains primarily from the sale of investments in the Company's Global fund, as compared to gains of only $1,541,000 for the same period one year ago. If the securities gains were excluded for both periods, net income would have been $11,465,000 and $10,784,000, respectively. On a per share basis, earnings would have been $.85 per share and $.79 per share respectively.

NET INTEREST INCOME
-------------------
Net interest income (interest income less interest expense) was $19,094,000 for the second quarter of 1997, compared to $17,457,000 for the second quarter of 1996 and $18,234,000 for the first quarter of 1997. On a year-to-date basis, net interest income was $37,328,000 compared to $34,143,000 one year ago, a 9.3% increase. The primary reason for the increase in net interest income was an increase in earning assets combined with an increase in the net yield on earning assets. Earning assets at June 30, 1997, June 30, 1996, and December 31, 1996 were $1,865 million, $1,738 million, and $1,816, respectively. The net yield on earning assets (net interest income divided by earning assets) was approximately 4.2% and 4.1% as of June 30, 1997 and 1996, respectively. Loans were $1.125 billion at the end of June 1997, as compared to $1.044 billion at the same time a year ago, a 7.8% increase. Investments were $669 million at June 30, 1997 as compared to $569 million at June 30, 1996, a 17.5% increase.

PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses was $4,224,000 for the first half of 1997, as compared to $3,176,000 for the first half of 1996, a 33% increase. The increase was necessary to keep pace with the increased loan growth and management's desire to maintain the reserve at adequate levels. As a percentage of loans outstanding, the loan loss reserve was 1.9% as of June 30, 1997 and 1996. Total first half 1997 net charge-offs were $2,647,000 compared to $2,127,000 for the same period a year ago. Net credit card charge offs totaled $2.5 million as compared to $1.6 million for the same period one year ago. Other consumer loan charge-offs increased as well when compared to the first half of 1996. However, recoveries also increased for the period ended June 30, 1997 as compared to the first half of 1996. Overall, management feels the credit quality of the loan portfolio remains sound, with no major change in the overall quality of the loan portfolio since December 31, 1996, although it is expected that credit card charge-offs will remain high in the near-term future.

The following table presents the amount of non performing loans:
[CAPTION]

                                       June 30, 1997    December 31, 1996
                                       -------------    -----------------

   Loans accounted for on a non
     accrual basis                       $2,348,000          $3,429,000

   Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payment          533,000             846,000

   Loans not included above which
   are "troubled debt restructurings"     1,508,000           1,597,000

Non accrual loans have decreased due to full payment of one commercial loan and a partial payment of an agricultural loan (in process of full resolution). Accruing loans past due in excess of ninety days have also declined due to improvement in consumer loan delinquencies. Troubled debt restructured loans are stable. The general improvement in the Nebraska economy has had a favorable impact on the level of non performing loans.

NONINTEREST INCOME
------------------
Noninterest income for the first six months was $27,852,000 as compared to $21,989,000 for the first six months of 1996, a 26.7% increase. If securities gains were excluded noninterest income would have been $23,239,000 as compared to $20,448,000, a 13.6% increase. Credit card fees increased $1.8 million primarily due to an increase in interchange and merchant income. Discount brokerage fee income and bond investment fees purchased through the National Bank of Commerce are primarily responsible for a $393,000 increase in other service charges and fees. First half 1997 trust services fees increased over $325,000 compared to the same period a year ago due primarily to an increase in activity and an increase in the value of assets being managed. Gains on the sale of available for sale securities were $4,613,000 in the first half of 1997 as compared to $1,541,000 in the first half of 1996, a $3,072,000 increase. These gains were primarily the result of selling certain positions held in the Company's Global Fund.

The following table shows the breakdown of noninterest income and the percentage change:
[CAPTION]

                                         (In Thousands)               Percent
                                                 June 30,             Increase/
                                         ------------------------
                                            1997           1996     (Decrease)
                                         -------         -------    ----------
Computer services                        $ 4,143        $  4,347          (4.7)%
Credit card                                6,032           4,195          43.8
Mortgage banking                           2,479           2,393           3.6
Service charges on deposits                2,684           2,552           5.2
Other service charges and fees             3,602           3,209          12.2
Trust services                             3,665           3,340           9.7
Gains on securities sales                  4,613           1,541         199.4
Other income                                 634             412          53.9
                                         -------         -------
Total noninterest income                 $27,852         $21,989           26.7
                                         =======         =======

NONINTEREST EXPENSE
-------------------
Noninterest expenses were $38,547,000 for the first six months of 1997 as compared to $35,039,000 for the same time period one year ago. This is an increase of $3.5 million or 10.0% from a year ago. Salaries and employee benefits increased $1,709,000 or 9.7% generally due to increases in the levels of pay and number of employees. Bank card processing fees increased $1,162,000 due to increased activity and an increase in Cabela's bucks expense, which are points earned from using the Cabela's credit card, which can be redeemed for merchandise at Cabela's. The increase of $748,000 in other expenses is primarily due to an increase in amortization of intangible assets (service release fees and premiums paid for credit card receivables) and additional consulting expenses associated with First Commerce Technologies. The increase in minority interest expense is directly related to the increase in profits in the Cabela's credit card joint venture.

The following table shows the breakdown of noninterest expense and the percentage change:
[CAPTION]

                                         (In Thousands)       Percent
                                             June 30,        Increase/
                                      -----------------
                                        1997      1996      (Decrease)
                                      -------   -------     ----------
      Salaries and employee benefits $19,397   $17,688          9.7%
      Net occupancy expense            2,083     2,037          2.3
      Equipment expense                2,415     2,653         (9.0)
      Fees and insurance               1,809     1,852         (2.3)
      Bank card fees                   3,448     2,286         50.8
      Communications                   2,180     2,008          8.6
      Supplies                         1,230     1,244         (1.1)
      Business development             1,658     1,696         (2.2)
      Other expenses                   3,558     2,810         26.6
      Minority interest                  653       514         27.0
      Goodwill amortization              255       255         --
      Net cost of other real
        estate owned                    (139)       (4)        --
                                     --------   -------
      Total noninterest expense       $38,547   $35,039        10.0
                                      =======   =======

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate, minority interest and goodwill amortization) divided by the sum of net interest income and noninterest income (excluding securities gains/losses) -- was 62.4% and 62.8% at June 30, 1997 and 1996, respectively.

FINANCIAL CONDITION AT JUNE 30, 1997
------------------------------------
Total assets at June 30, 1997, were $2,068 million, compared to $1,906 million at June 30, 1996, an 8.5% increase. Total assets at December 31, 1996, were $2,028 million.

Since June 30, 1996, loans have increased from $1,044 million to $1,125 million, a 7.8% increase. This does not include $60 million of credit card loans which have been securitized.
[CAPTION]

Loans are summarized as follows:   June 30, 1997       June 30, 1996
                                   -------------       --------------
                                             (In thousands)
      Real estate mortgage         $  359,901          $  317,427
      Consumer                        276,930             273,076
      Commercial and financial        249,498             233,017
      Agricultural                    109,828             108,722
      Credit card                      96,853              76,163
      Real estate construction         32,259              35,538
                                    ---------          ----------
                                   $1,125,269          $1,043,943
                                    =========           =========

The increase in commercial and real estate loans reflects the strong level of economic activity occurring on a statewide basis. The increase in credit card loans reflects an increase in active accounts and a higher average balance per active account. The credit card outstanding loans will decrease in the third quarter as additional accounts are securitized. The other loan category outstandings were stable.

Deposits have increased from $1,455 million at June 30, 1996 to $1,596 million at June 30, 1997, a 9.7% increase. The loan to deposit ratio was 70.1% as of June 30, 1997, compared to 71.8% at June 30, 1996. Short-term borrowings consisting chiefly of repurchase agreements totaled $188 million at June 30, 1997, compared to $194 million at June 30, 1996 and $180 million at December 31, 1996. Long-term debt has decreased $9.3 million since December 31, 1996. The net change is due to the annual principal payment on the Company's capital notes and due to borrowings from the Federal Home Loan Bank by the subsidiary banks being allowed to mature without being replaced.

Stockholders' equity to assets was 9.7% as of June 30, 1997. The net unrealized gains on available for sale securities increased $5,431,000 since December 31, 1996, due to the incorporation, public offering, and resultant increase in market value of an investment owned by the Company.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined). The Company's and the National Bank of Commerce's (the Company's most significant bank subsidiary) actual capital amounts and ratios are presented in the following table:

                                                                                                                  TO BE WELL
                                                                                                              CAPITALIZED UNDER
                                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                                                ACTUAL            ADEQUACY PURPOSES           ACTION PROVISIONS


                                                          AMOUNT     RATIO         AMOUNT      RATIO          AMOUNT       RATIO

AS OF JUNE 30, 1997:
  Total Capital (to Risk Weighted Assets):
     Consolidated                                          $213,904   15.5%        $110,135      8.0%               N/A
     National Bank of Commerce                              103,741   13.2           63,108      8.0            $78,885     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                                           194,565   14.1           55,067      4.0                N/A
     National Bank of Commerce                               93,880   11.9           31,554      4.0             47,331      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                                           194,565    9.6           80,864      4.0                N/A
     National Bank of Commerce                               93,880    8.0           46,767      4.0             58,459      5.0

AS OF DECEMBER 31, 1996:
  Total Capital (to Risk Weighted Assets):
     Consolidated                                          $200,441   14.7%        $108,954      8.0%               N/A
     National Bank of Commerce                               99,860   12.3           65,170      8.0            $81,463     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                                           181,269   13.3           54,477      4.0                N/A
     National Bank of Commerce                               89,677   11.0           32,585      4.0             48,878      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                                           181,269    9.4           77,167      4.0                N/A
     National Bank of Commerce                               89,677    8.0           45,006      4.0             56,258      5.0

~Nebraska~Economy
~
The outlook for the Nebraska economy is for moderate to strong growth in employment (low unemployment, tight skilled labor market), personal income, and retail sales. Construction activity has stabilized. The manufacturing base in the state continues to operate at expanded production. Motor vehicle and farm equipment sales are satisfactory. The state's fiscal position is strong from the standpoint of tax receipts, as the state's tax receipts have been exceeding projected receipts for the past several months. Some of these excess tax receipts will be used to replace lost property tax revenues when property tax relief legislation goes into effect in 1998, and a tax cut was approved.

The outlook of the Nebraska farm sector is favorable. Crop prices are lower and crop yields will depend on growing conditions. Cattle feeders and ranchers have been operating at profits for most of the year. Agricultural real estate values are higher. Personal bankruptcy filings have materially increased during the past year (overextended credit), but may be stabilizing.

PART II - OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------       ----------------------------------------------------

The Company's annual stockholders' meeting was held on April 15, 1997. The Board of Directors of the Company is divided into three classes, designated Class I, Class II, and Class III, serving staggered three year terms. The following Class III directors were elected at the annual meeting for a three year term ending in 2000:
         Connie Lapaseotes
         Kenneth W. Staab
         James Stuart
         James Stuart, Jr.

Two new Class I directors were elected to serve a one year term ending in 1998, William Charles Schmoker and James Stuart III.

The following incumbent Class II directors will continue serving as directors until their term expires in 1999: David T. Calhoun, John C. Osborne and Scott Stuart.

The following incumbent Class I directors will continue serving as directors until their term expires in 1998: John G. Lowe, III and Richard C. Schmoker.

There were no other matters voted upon by the stockholders at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)Exhibits - none

         (b)None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              FIRST COMMERCE BANCSHARES, INC.



Date:  August 12, 1997        By:   James Stuart Jr.
     ------------------            ------------------------
                                   James Stuart, Jr., Chairman and CEO



Date:  August 12, 1997        By:   Donald Kinley
     ------------------          --------------------------------
                                 Donald Kinley, Vice President and
                                  Treasurer (Chief Accounting Officer)