Form 10-Q
period 1997-09-30
FIRST COMMERCE BANCSHARES INC
filed 1997-11-12
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C.  20549

                                               FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
 1934.

For the Quarter ended September 30, 1997  Commission File No. 0-14277

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



Common stock, $.20 par value; outstanding at September 30, 1997
                 Class A Common        2,591,336 shares.
                 Class B Common       10,938,951 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

                                                (UNAUDITED)
                                            SEPTEMBER 30, 1997 DECEMBER 31, 1996


Cash and due from banks                         $154,285          $131,309
Federal funds sold                                38,448            28,528
                                               ---------         ---------
  Cash and cash equivalents                      192,733           159,837
Loans held for sale                               32,107            16,293
Securities available for sale (cost of
  $285,659,000 and $366,181,000)                 319,165           379,849
Securities held to maturity (fair value of
  $336,328,000 and $271,886,000)                 332,380           270,012
Loans                                          1,173,637         1,121,239
Less allowance for loan losses                    22,316            20,157
                                                --------          --------
  Net loans                                    1,151,321         1,101,082
Premises and equipment                            51,477            48,695
Other assets                                      57,370            52,244
                                                --------          --------
                                              $2,136,553        $2,028,012
                                              ==========        ==========

Deposits:
  Non-interest bearing                          $330,519          $328,826
  Interest bearing                             1,275,114         1,245,718
                                               ---------         ---------
                                               1,605,633         1,574,544

Securities sold under agreement to
  repurchase                                     123,674           134,212
Fed funds purchased and other short-term
  borrowings                                      90,322            45,980
Accrued expenses and other liabilities            31,030            22,905
Long-term debt                                    58,170            52,973
                                                --------          --------
  Total liabilities                            1,908,829         1,830,614

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value;
    authorized 10,000,000 shares;
    issued 2,591,336 and 2,606,336 shares;           518               521
    Class B non-voting, $.20 par value;
    authorized 40,000,000 shares;
    issued 10,938,951 and 10,940,651 shares        2,188             2,188
Paid in capital                                   21,601            21,628
Retained earnings                                181,638           164,176
Net unrealized gains/(losses) on securities
    available for sale                            21,779             8,885
                                                --------          --------
Total stockholders' equity                       227,724           197,398
                                                --------          --------
                                             $ 2,136,553       $ 2,028,012
                                              ==========        ==========

See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In Thousands Except Per Share Data)

                                        THREE MONTHS ENDED    NINE MONTHS ENDED

                                               SEPTEMBER 30,        SEPTEMBER 30,
                                               -------------------
                                            1997        1996      1997      1996
                                            ----------------      --------------
Interest income:
  Loans                                  $26,001     $24,558  $ 75,935 $ 72,242
  Investment securities:
    Taxable                               10,187       8,290     30,180   23,984
    Non-taxable                              326         329      1,042    1,148
    Dividends                                197         232        530      615
  Mortgages held for sale                    474         437      1,073    1,607
  Short-term investments                     794         668      2,003    1,670
                                           -----       -----     ------   ------
    Total interest income                 37,979      34,514    110,763  101,266
Interest expense:
  Deposits                                 15,159      13,645    44,668   41,135
  Short-term borrowings                    2,820       2,104      7,172    5,350
  Long-term debt                             874         920      2,469    2,793
                                           -----       -----     ------   ------
    Total interest expense                 18,853      16,669    54,309   49,278
                                           ------      ------    ------   ------
Net interest income                        19,126     17,845     56,454   51,988
Provision for loan losses                  1,840       1,502      6,064    4,678
                                           -----       -----     ------   ------
Net interest income after provision
    for loan losses                        17,286      16,343    50,390   47,310
Noninterest income:
  Service charges and fees to
    customers                              10,459      8,828     29,399   25,524
  Trust services                           1,416       1,289      5,081    4,629
  Gains/(losses) on securities sales         389         189      5,002    1,730
  Other income                               660         305      1,294      717
                                           -----       -----     ------   ------
    Total noninterest income               12,924      10,611    40,776   32,600
                                           ------      ------    ------   ------
Noninterest expense:
  Salaries and employee benefits           9,689       8,830     29,086   26,518
  Occupancy and equipment                  2,672       2,608      7,170    7,298
  Fees and insurance                       2,876       2,967      8,133    7,105
  Other expenses                           4,986       4,409     14,381   12,932
                                           -----       -----     ------   ------
    Total noninterest expense              20,223      18,814    58,770   53,853
                                           ------      ------    ------   ------

Income before income taxes                 9,987       8,140     32,396   26,057
Income tax provision                       3,608       2,915     11,554    9,046
                                           -----       -----     ------   ------
    Net income                           $ 6,379     $ 5,225   $ 20,842  $17,011
                                           ======      ======    =======  ======

Weighted average shares outstanding        13,539      13,569    13,544   13,570
                                           ======      ======    ======   ======

Net income per share                       $ .47       $ .39     $ 1.54   $ 1.25
                                           =====       =====     ======   ======





See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)  (IN THOUSANDS)

                                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                            ------------------------------
                                                1997         1996
                                                -----       -----

Net cash flows from operating activities       $ 5,097     $23,714

Cash flows from investing activities:
  Proceeds from maturities of held to
   maturity securities                          40,005      90,901
  Proceeds from sales of held to maturity
   securities                                       --         500
  Purchase of held to maturity securities     (102,373)    (98,287)
  Proceeds from maturities of available
   for sale securities                          49,982      59,787
  Proceeds from sales of available
   for sale securities                          79,317       7,380
  Purchase of available for sale securities    (42,968)    (82,357)
  Net increase in loans                        (56,303)    (83,805)
  Capital expenditures                          (6,472)     (3,116)
  Other                                            (12)        (69)

                                               -------     -------

Net cash flows from investing activities       (38,824)  (109,066)

Cash flows from financing activities:
  Increase/(decrease) in deposits               31,089        (382)
  Increase/(decrease) in other
   short-term borrowings                       (10,538)     23,208
  Net increase in federal funds purchased       44,342      60,759
  Cash dividends paid                           (3,050)     (2,647)
  Repayment of long term debt                  (31,803)     (2,546)
  Proceeds from long term debt                  37,000           -
  Purchase of common stock                        (360)        (16)
  Other                                            (57)        494

                                               -------     -------

Net cash flows from financing activities        66,623      78,870

                                               -------     -------
Net  increase/(decrease) in cash
  and cash equivalents                          32,896      (6,482)
Cash and cash equivalents at January 1         159,837     135,189

                                               -------     -------
Cash and cash equivalents at September 30    $ 192,733   $ 128,707
                                              ========    ========







See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY  (Unaudited)

                                               1997        1996
                                                 -----       -----
                                           (Amounts in Thousands)

Balance, January 1                             $197,398    $180,021
 Purchase and retirement of stock                  (360)        (16)
 Increase (Decrease) in net unrealized
  gains on securities available for sale         12,894      (3,496)
 Cash dividends declared ($.225 and
  $.195 per share)                               (3,050)    (2,647)
 Net income                                      20,842     17,011
                                                -------    --------
Balance, September 30                          $227,724    $190,873
                                               ========    ========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.  GENERAL

The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 1997, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1996 annual report and Form 10-K. The results of operations for the unaudited nine-month period ended September 30, 1997, are not necessarily indicative of the results which may be expected for the entire calendar year 1997.

B.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for the loan losses are summarized as follows:

                                               1997        1996
                                              -----       -----
                                             (Amounts in Thousands)

Balance, January 1                            $20,157     $19,017
  Provision for loan losses                     6,064       4,678
  Charge-offs                                  (6,059)     (5,119)
  Recoveries                                    2,154       1,641
                                              -------     -------
Balance, September 30                         $22,316     $20,217
                                              =======     =======

C.  INVESTMENT SECURITIES

During the first nine months of 1997 and 1996, the Company realized
 $5,002,000 and $1,728,000, respectively, in profits on the sale of securities available for sale. During the first nine months of 1997, the Company did not sell any held to maturity securities. During the first nine months of 1996, the Company realized $2,000 in profits on the sale or early call of securities held to maturity; any sold were within 90 days of the maturity date on those securities.

D.  ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No.128 Earnings Per
 Share, SFAS No.130 Reporting Comprehensive Income, and SFAS No. 131 Disclo-sures About Segments of an Enterprise and Related Information (the State-ments). The Statements are not expected to materially impact the Company's reported results of operations or earnings per share. However, additional financial statement disclosures may result from the Statements upon imple-mentation. SFAS No. 128 is effective for periods ending after December 15, 1997. SFAS No.' s 130 and 131 are effective for years beginning after December 15, 1997.

                                     FINANCIAL REVIEW
                        NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

RESULTS OF OPERATIONS
---------------------

Net income for the nine months ended September 30, 1997, was $20,842,000 or $1.54 per share as compared to $17,011,000 or $1.25 per share for the same period one year ago.  Net income for the three months ended September 30, 1997, was $6,379,000 or $.47 per share as compared to $5,225,000 or $.39 per share for the same period one year ago.  Net income for the first nine months of 1997 includes
$5,002,000 in gains primarily from the sale of investments in the Company's Global fund, as compared to gains of only $1,730,000 for the same period one year ago.  If the securities gains were excluded for both periods, net income would have been $17,590,000 and
$15,887,000, respectively.  On a per share basis, earnings would have been $1.30 per share and $1.17 per share respectively.

NET INTEREST INCOME
-------------------
Net interest income (interest income less interest expense) was $19,126,000 for the third quarter of 1997, compared to $17,845,000 for the third quarter of 1996, $18,234,000 for the first quarter of 1997, and $19,094,000 for the second quarter of 1997. On a year-
to-date basis, net interest income was $56,454,000 compared to $51,988,000 one year ago, an 8.6% increase.  The primary reason for the increase in net interest income was an increase in earning assets combined with an increase in the net yield on earning assets.
Earning assets at September 30, 1997, September 30, 1996, and December 31, 1996 were $1,952 million, $1,735 million, and $1,816 million, respectively.  The net yield on earning assets (net interest income divided by earning assets) was approximately 4.2% and
4.1% as of September 30, 1997 and 1996, respectively.  Loans were $1.230 billion at the end of September 1997, as compared to $1.098 billion at the same time a year ago, a 12.0% increase.  Investments were $652 million at September 30, 1997 as compared to $585 million at September 30, 1996, an 11.4% increase.

PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses was $6,064,000 for the first nine months of 1997, as compared to $4,678,000 for the first nine months of 1996, a 29.6% increase.  The increase was necessary to keep pace with the increased loan growth and management's desire to maintain the reserve at adequate levels.  As a percentage of loans outstanding, the loan loss reserve was 1.8% as of September 30,
1997 and 1996.  For the first nine months of 1997 net charge-offs were $3,905,000 compared to $3,478,000 for the same period a year ago.  Net credit card charge offs totaled $3.7 million as compared to $3.1 million for the same period one year ago. Other consumer loan charge-offs increased as well when compared to the first nine months of 1996.  However, recoveries also increased for the period ended September 30, 1997 as compared to the first nine months of 1996.  Overall, management feels the credit quality of the loan portfolio remains sound, with no major change in the overall quality of the loan portfolio since December 31, 1996, although it is expected that credit card charge-offs will remain high in the near-term future.

The following table presents the amount of non performing loans:

                                       September 30, 1997   December 31, 1996
                                       ------------------   -----------------

   Loans accounted for on a non
     accrual basis                        $1,563,000          $3,429,000

   Accruing loans which are contractually
     past due 90 days or more as to
     principal or interest payment           742,000             846,000

   Loans not included above which
   are "troubled debt restructurings"      1,662,000           1,597,000

Non accrual loans have decreased due to partial payment on one commercial loan and an agricultural loan (both in process of full resolution).  Accruing loans past due in excess of ninety days are stable.  Troubled restructured loans have increased due to one additional restructuring.  The overall strength of the Nebraska economy continues to have a favorable impact on the level of non performing loans.


NONINTEREST INCOME
------------------
Noninterest income for the first nine months was $40,776,000 as compared to $32,600,000 for the first nine months of 1996, a 25.1%
increase.  If securities gains were excluded noninterest income would have been $35,774,000 as compared to $30,870,000, a 15.9%
increase.  Credit card fees increased $2.6 million primarily due to an increase in interchange and merchant income. Discount brokerage fee income and bond investment fees purchased through the National Bank of Commerce are primarily responsible for a
$793,000 increase in other service charges and fees. Trust services fees for the first nine months of 1997 increased over $452,000 compared to the same period a year ago due primarily to an increase in activity and an increase in the value of assets being managed.  Gains on the sale of securities were $5,002,000 in the first nine months of 1997 as compared to $1,730,000 in the first nine months of 1996, a $3,272,000 increase.  These gains were primarily the result of selling certain positions held in the
Company's Global Fund.

The following table shows the breakdown of noninterest income and the percentage change:
                                              (In Thousands)          Percent
                                               September 30,
                                        -------------------------
                                                                      Increase/
                                            1997              1996    (Decrease)
                                         -------           -------    ----------
      Computer services                   $ 6,358        $6,467           (1.7)%
      Credit card                           9,598         6,998           37.2
      Mortgage banking                      3,933         3,594            9.4
      Service charges on deposits           4,120         3,868            6.5
      Other service charges and fees        5,390         4,597           17.3
      Trust services                        5,081         4,629            9.8
      Gains on securities sales             5,002         1,730          189.1
      Other income                          1,294           717           80.5
                                            ------       ------
      Total noninterest income            $40,776       $32,600           25.1
                                          =======       =======

NONINTEREST EXPENSE
-------------------
Noninterest expenses were $58,770,000 for the first nine months of 1997 as compared to $53,853,000 for the same period one year ago.
This is an increase of $4.9 million or 9.1% from a year ago.  Salaries and employee benefits increased $2,568,000 or 9.7% generally due to increases in the levels of pay and number of employees.  Bank card processing fees increased $960,000 due to increased activity and an increase in Cabela's bucks expense, points earned from using the Cabela's credit card, which can be redeemed for merchandise at Cabela's. The increase of $1,216,000 in other expenses is primarily due to an increase in amortization of intangible assets (service release fees and premiums paid for credit card receivables) and additional consulting expenses associated with First
Commerce Technologies.

The following table shows the breakdown of noninterest expense and the percentage change:
                                         (In Thousands)     Percent
                                         September 30,      Increase/
                                      -----------------
                                        1997     1996       (Decrease)
                                      -------   -------    ----------
      Salaries and employee benefits $29,086   $26,518          9.7%
      Net occupancy expense            3,266     3,039          7.5
      Equipment expense                3,904     4,259         (8.3)
      Fees and insurance               2,737     2,670          2.5
      Bank card fees                   5,396     4,435         21.6
      Communications                   3,245     3,045          6.6
      Supplies                         1,861     1,820          2.3
      Business development             2,543     2,385          6.6
      Other expenses                   5,349     4,134         29.4
      Minority interest                1,135     1,164         (2.5)
      Goodwill amortization              383       383         --
      Net cost of other
       real estate owned                (135)        1         --
                                     -------   -------        ------
      Total noninterest expense      $58,770   $53,853          9.1
                                     =======   =======

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate, minority interest and goodwill amortization) divided by the sum of net interest income and noninterest income (excluding securities gains/losses) -- was 62.2% and
63.1% at September 30, 1997 and 1996, respectively.

FINANCIAL CONDITION AT SEPTEMBER 30, 1997
-----------------------------------------
Total assets at September 30, 1997, were $2,137 million, compared to $1,907 million at September 30, 1996, a 12.% increase. Total assets at December 31, 1996, were $2,028 million.

Since September 30, 1996, loans have increased from $1,098 million to $1,174 million, a 7% increase.  This does not include $75 million of credit card loans which have been securitized.

Loans are summarized as follows:
                              September 30, 1997   September 30, 1996
                              ------------------   ------------------
                                             (In thousands)
      Real estate mortgage         $  361,215          $  326,364
      Consumer                        287,703             274,983
      Commercial and financial        260,091             243,852
      Agricultural                    139,412             120,246
      Credit card                      87,775              86,751
      Real estate construction         37,441              45,498
                                    ---------           ---------
                                   $1,173,637          $1,097,694
                                   ==========          ==========

The increase in real estate, consumer and commercial loans reflects the strong level of economic activity occurring on a statewide basis.  The increase in agricultural loans is due primarily to increased cattle placements and increased feeder prices.  Credit card outstandings were stable.

Deposits have increased from $1,463 million at September 30, 1996 to $1,606 million at September 30, 1997, a 9.8% increase.  The loan to deposit ratio was 73.1% as of September 30, 1997, compared to 75.0% at September 30, 1996.  Short-term borrowings consisting chiefly of repurchase agreements totaled $214 million at September 30, 1997, compared to $182 million at September 30, 1996, and
$180 million at December 31, 1996. Long-term debt has increased $5.2 million since December 31, 1996.  The net change is due to additional borrowings from the Federal Home Loan Bank by the subsidiary banks less the annual principal payment on the Company's capital notes.  In addition to the Federal Home Loan Bank borrowings, the Company has utilized the securitization of credit card receivables to provide liquidity.

Stockholders' equity to assets was 9.6% as of September 30, 1997.  The net unrealized gains on available for sale securities increased $12,894,000 since December 31, 1996, due to the incorporation, public offering, and resultant increase in market value of an investment owned by the Company.


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

                                               AMOUNT   RATIO       AMOUNT   RATIO         AMOUNT       RATIO

AS OF SEPTEMBER 30, 1997:
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $220,589  15.1%    $116,787     8.0%            N/A
     National Bank of Commerce                  107,096  12.7       67,426     8.0         $84,283   10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               200,205  13.7       58,393     4.0             N/A
     National Bank of Commerce                   96,561  11.5       33,713     4.0          50,570    6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               200,205   9.7       82,789     4.0             N/A
     National Bank of Commerce                   96,561   8.1       47,412     4.0          59,265    5.0

AS OF DECEMBER 31, 1996:
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $200,441  14.7%    $108,954     8.0%            N/A
     National Bank of Commerce                   99,860  12.3       65,170     8.0         $81,463   10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               181,269  13.3       54,477     4.0             N/A
     National Bank of Commerce                   89,677  11.0       32,585     4.0          48,878    6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               181,269   9.4       77,167     4.0             N/A
     National Bank of Commerce                   89,677   8.0       45,006     4.0          56,258    5.0



                                NEBRASKA ECONOMY

The outlook for the Nebraska economy is for favorable growth in employment (low unemployment, tight skilled labor market), personal income, and retail sales.
Construction activity has stabilized. The manufacturing base in the state continues to operate at expanded production. Motor vehicle and farm equipment sales are satisfactory. The state's fiscal position is strong from the standpoint of tax receipts, as the state's tax receipts have been exceeding projected receipts for the past several months. Stock prices of Nebraska-based companies have shown strong gains.

The outlook of the Nebraska farm sector is favorable. Crop prices have improved and crop yields should be within historical averages. Cattle feeders and ranchers have been operating at profits for most of the year. Agricultural real estate values are higher. Personal bankruptcy filings have materially increased during the past two years (overextended credit), but appear to be stabilizing.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

         (a)Exhibits - none

         (b)None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FIRST COMMERCE BANCSHARES, INC.



Date:  November 12, 1997                  By: James Stuart Jr.
     --------------------                 -----------------------------------
                                          James Stuart, Jr., Chairman and CEO



Date:  November 12, 1997             By:  Donald Kinley
     --------------------                --------------------------------
                                         Donald Kinley, Vice President and
                                         Treasurer (Chief Accounting Officer)