Form 10-K
period 1997-12-31
FIRST COMMERCE BANCSHARES INC
filed 1998-03-26
CIK 768532

United States Securities and Exchange Commission
FORM 10-K      Washington, D.C.  20549

(Mark One)
 X 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934.

For the fiscal year ended             December 31, 1997

   	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from	 to

Commission file number          0-14277

FIRST COMMERCE BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

               Nebraska		              47-0683029

	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)

  NBC Center, 1248 O Street, Lincoln, NE  68508
	(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code    (402) 434-4110

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.20 Par Value; Class B Common Stock, $.20 Par Value
	(Title of class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X    Yes           No

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amend-ment to this Form 10-K.

	As of March 6, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant was $172.8 million.  For purposes of this com-
putation only, the market value per share has been determined to be $29.875 for
Class A shares and $30.00 for Class B shares, which is the closing price on March 6, 1998.  "Affiliates" have been deemed to include all officers, directors and persons or groups of persons who have filed a Schedule 13-D with respect to the Company's common stock.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

	Class					                            		Outstanding at    March 6, 1998
	Class A Common Stock, $.20 Par Value		    2,591,336      shares
	Class B Common Stock, $.20 Par Value		   10,938,951      shares

DOCUMENTS INCORPORATED BY REFERENCE

1997 Annual Report to Shareholders - Parts I, II and IV
Proxy Statement for Annual Shareholder's Meeting to be held April 21, 1998 -
 Part III

INDEX
PART I

                                                   										Page Number in:
                                                   										Form	  Annual
									                                                   	10-K	  Report
ITEM 1. Business
	   General					                                         			  3
		Statistical Disclosures
		Distribution of Assets, Liabilities and
		Shareholder's Equity; Interest Rates and
		Interest 	Differential             ------------------------ 	 -----30
		Investment Portfolio						                                        	35
		Loan Portfolio							                                             	36
		Summary of Loan Loss Experience					                               39
		Deposits								                                               21, 30 & 43
		Return on Equity and Assets						                                  32
		Short-term Borrowings						                                       	21
ITEM 2.	Properties							                                    14
ITEM 3.	Legal Proceedings						                              14
ITEM 4.	Submission of Matters to a Vote of Security
		 Holders 							                                           15
		Executive Officers					                                    15

PART II

ITEM 5.	Market for the Registrant's Common Stock and
		Related Stockholder Matters				                            16
ITEM 6.	Selected Financial Data					                         16
ITEM 7.	Management's Discussion and Analysis of Financial
		Condition and Results of Operation			                      16
ITEM 7A.	Quantitative and Qualitative Disclosures About
		Market Risk							                                         16
ITEM 8.	Financial Statements and Supplementary Data	         16
ITEM 9.	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure			                     16

PART III

ITEM 10.	Directors and Executive Officers of the
		Registrant							                                          17
ITEM 11.	Executive Compensation					                         17
ITEM 12.	Security Ownership of Certain Beneficial Owners
		and Management						                                       17
ITEM 13.	Certain Relationships and Related Transactions	     17

PART IV

ITEM 14.	Exhibits, Financial Statement Schedules, and
		Reports on Form 8-K					                                   18
		Signatures							                                          20

PART I

Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which First Commerce Bancshares, Inc. ("First Commerce" or the "Company") operates, projections of future performance, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements.

ITEM 1.	BUSINESS

General

First Commerce Bancshares, Inc. is a bank holding company having its principal place of business in the NBC Center, 1248 O Street, Lincoln, Nebraska 68508. First Commerce was incorporated under the laws of the State of Nebraska on May 2, 1985. First Commerce owns the following number of shares (excluding directors' qualifying shares held by Directors of the Banks, as to which shares First Commerce is required to repurchase upon the resignation of the individual director in accordance with a repurchase agreement) and percentage of outstanding shares of the following banks:

                                   						No. of Shares	Percent

National Bank of Commerce Trust &
 Savings Association, Lincoln, Nebraska	    499,300    	99.86%
First National Bank & Trust Co. of
 Kearney, Nebraska				                       19,772.5  	98.86%
Overland National Bank of
 Grand Island, Nebraska			                  	88,180    	97.98%
Western Nebraska National Bank,
 North Platte, Nebraska				                  30,746    	99.37%
City National Bank and Trust Co.,
 Hastings, Nebraska				                       9,920	   	99.20%
First National Bank of West Point,
 Nebraska						                               4,800   		96.00%
The First National Bank of McCook,
 Nebraska						                               6,000	  	100.00%

As of December 31, 1997, First Commerce reported consolidated total assets of $2,251,100,000, total deposits of $1,649,494,000 and total stockholders' equity of $232,580,000.

As of December 31, 1997 First Commerce and its subsidiaries had a staff of approximately 1,108 employees on a full-time equivalent basis. First Commerce considers its employee relations to be good. The National Bank of Commerce Trust and Savings Association offers trust services to each of the communities in which First Commerce subsidiary banks are located under the trade name of First Commerce Trust Services.

National Bank of Commerce Trust & Savings Association (the "Lincoln
Bank")

The Lincoln Bank traces its origin through mergers and acquisitions to 1902, and has been engaged in the banking business continuously since that date. The Lincoln Bank conducts a general commercial banking business from its offices in the NBC Center in Lincoln, Nebraska. The Lincoln Bank's business includes the usual banking functions of accepting demand and time deposits, and the extension of personal, agricultural, commercial, installment and mortgage loans. In addition, the Bank operates a Trust Department, which provides both personal trust and corporate financing services; a Correspondent Bank Department, which serves approximately 300 banks in the surrounding area; and a MasterCard/VISA Credit Card Department. To accommodate its customers, the Lincoln Bank operates seven detached facilities and 53 automated "Bank In The Box" teller machines located throughout the Lincoln area.

The Lincoln Bank has five active non-banking subsidiaries. The Lincoln Bank owns all of the issued and outstanding stock of (1) First Commerce Technologies, Inc., which provides data processing services to the Lincoln Bank, to the other subsidiary banks, and to approximately 255 other banks; (2) Peterson Building Corporation, which owns and operates the Rampark Parking Garage located adjacent to the NBC Center; (3) Commerce Court, Inc., which owns the Commerce Court building located adjacent to the NBC Center; (4) First Commerce Mortgage Company, a company engaged in the purchasing of residential loans to be packaged for resale as mortgage-backed securities, while retaining the servicing rights of the underlying mortgages; and (5) Cabela's LLC (80% ownership of voting stock; 50% total ownership), a company formed in 1995 with Cabela's, a catalog sales company, for the purpose of issuing a "co-branded" credit card. This joint venture had 72,000 active accounts as of December 31, 1997.

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

The Grand Island Bank is located on the northwest corner of Third and Wheeler Streets in the center of the downtown business district of Grand Island. The building housing the main banking offices was constructed in 1959. Additionally, the Grand Island Bank owns and operates two detached drive-up facilities. The Bank owns all facilities. The Grand Island Bank operates 11 automated "Bank In The Box" teller machines located in Grand Island.

The Grand Island Bank has a loan/deposit production office in Wood River, Nebraska and in Cairo, Nebraska. An ATM machine is located at each of these locations.

Western Nebraska National Bank (the "North Platte Bank")

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

The North Platte Bank has loan/deposit production offices in Hyannis, Mullen, and Valentine, Nebraska. The Valentine and Mullen offices will be acquired by the proposed Valentine Bank in the event that regulatory approval is obtained. See Western Nebraska National Bank - In Organization (the "Valentine Bank").

The North Platte Bank has nine automated "Bank In The Box" teller machines in North Platte, one each in Alliance, Bridgeport, Thedford, Hyannis, Mullen, and Valentine, Nebraska.

A new main bank facility opened in downtown North Platte in April
1997.  Total cost of this new facility was approximately $5.8 million.

City National Bank and Trust Co. (the "Hastings Bank")

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

The Hastings Bank is located on the northwest corner of Third and Lincoln Streets in the northwest part of the downtown business district of Hastings. The building housing the main banking offices is owned by the Hastings Bank and was constructed in 1969. The Hastings Bank also owns and operates one detached banking facility which is located near the city's only retail shopping center approximately three miles to the north, and 11 automated "Bank In The Box" teller machines.

First National Bank of West Point (the "West Point Bank")

The West Point Bank was chartered in 1885, and has been engaged in the banking business continuously since that date. The West Point Bank conducts a general commercial banking business from its office at 142 South Main Street, West Point, Nebraska, including the usual banking functions of accepting demand and time deposits, and the extension of personal, installment, agricultural, commercial, and mortgage loans. The West Point Bank has one loan/deposit production office in Snyder, Nebraska.

The West Point Bank operates one automated "Bank In The Box" teller machine in West Point and one in Snyder, Nebraska.

The West Point Bank is located in the central business district of West Point. The building which houses the main offices was constructed in 1964 and was added onto in 1993. The building is owned by the West Point Bank.

The First National Bank of McCook (the "McCook Bank")

The McCook Bank was chartered in 1885, and has been engaged in the banking business continuously since that date. The McCook Bank conducts a general commercial banking business from its office at 108 West D Street, McCook, Nebraska, including the usual banking functions of accepting demand and time deposits, and the extension of personal, installment, agricultural, commercial, and mortgage loans. The McCook Bank has no detached drive-up facility, but operates three automated "Bank In The Box" teller machines in McCook; and one each in Culbertson, Nebraska; Burlington, Colorado; and Goodland, Kansas.

The McCook Bank is located in the downtown business district of McCook. The building which houses the Bank's offices was constructed in 1975, and is owned by the McCook Bank.

The McCook Bank opened a loan production office in Goodland, Kansas in 1997, and opened a loan production office in Burlington, Colorado in January 1998.

Western Nebraska National Bank - In Organization (the "Valentine
Bank")

On March 4, 1998, First Commerce caused to be filed an application to charter a new national bank in Valentine, Nebraska. It is proposed that the Valentine Bank acquire the assets and assume the deposits of the North Platte Bank's loan/deposit production offices in Valentine and Mullen, Nebraska. The charter and the deposit assumption are subject to approval of the Comptroller of the Currency. In addition, the Federal Deposit Insurance Corporation must approve the new bank for deposit insurance and the Federal Reserve Board must approve the acquisition of the stock of the Valentine Bank by First Commerce. First Commerce expects to receive all of these approvals, although there can be no assurance that these approvals will be obtained.

Non Bank Subsidiaries

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

As of October 1997, First Commerce converted the Lincoln Bank's common trust funds into mutual funds. The funds are advised by First Commerce Investors. Four funds were created, all under the name of the Great Plains Family of Funds. There are two equity funds and two bond funds, with an international fund to be created later in 1998.
At December 31, 1997, assets in these funds totaled $412 million.

First Commerce owns 50% of the stock of Community Mortgage Co. Woods Brothers Realty, Inc. (a real estate agency) owns the other 50%.
Community Mortgage Co. originates and sells residential real estate loans.

Competition

First Commerce faces intense competition from other commercial banks in all activities. In addition, other financial institutions compete throughout Nebraska and the Midwest for most of the services First Commerce provides, particularly as a result of recent legislation and technological developments. Thrift institutions, as well as finance companies, leasing companies, insurance companies, mortgage bankers, investment banking firms, pension trusts and others provide competition for certain banking and financial services. First Commerce's subsidiary banks also compete for interest-bearing funds with money market mutual funds and issuers of commercial paper and other securities.

The Nebraska Bank Holding Company Act permits bank holding companies to own and operate more than one subsidiary bank. Under the law, an acquisition by a bank holding company of additional subsidiary banks is permitted so long as after consummation of the acquisition, the subsidiary banks of such bank holding company do not exceed nine in number (subject to certain statutory exceptions) and do not have deposits greater than 14% of total deposits of all banks, thrift institutions and savings and loan associations in the State of Nebraska as determined by the Nebraska Director of Banking and Finance as of the most recent calendar year end. At December 31, 1997, First Commerce had total deposits of approximately $1,649,494,000 which is below the limitation.

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

In 1996, First Bank Systems, a Minnesota based banking organization, completed the purchase of FirsTier Financial, Inc., one of First
Commerce's major competitors in the Lincoln and Nebraska markets. In 1997, US Bancorp merged with First Bank Systems.

Federal Legislation

The federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 increased the ability of bank holding companies, including First Commerce, to make interstate acquisitions and to operate subsidiary banks. Commencing September 29, 1995, adequately capitalized and adequately managed bank holding companies were permitted to make acquisitions of banks located anywhere in the United States without regard to the provisions of any state laws that may presently prohibit such acquisitions. Interstate acquisitions are not permitted, however, if the potential acquirer would control more than 10 percent of the insured deposits in the United States or more than 30 percent of insured deposits in the home state of the bank to be acquired or in any state in which such bank has a branch. States may enact statutes increasing the 30% limit and may also lower such limit if they do so on a non-discriminatory basis. Nebraska's limit of 14% applies to both in-state and out-of-state holding companies. States will also be permitted to prohibit acquisitions of banks that have been established for fewer than five years. The Nebraska legislature has enacted such a five-year requirement. The Board of Governors of the Federal Reserve System is required to consider the applicant's record under the federal Community Reinvestment Act in determining whether to approve an interstate banking acquisition.

Effective June 1, 1997, the above statute also permitted interstate branch banking in all states by adequately capitalized and adequately managed banks. However, a state could enact specific legislation before June 1, 1997, prohibiting interstate branch banking in that state, in which event banks headquartered in the state will not be permitted to branch into other states. The Nebraska legislature has not enacted any such "opt-out" legislation. However, Nebraska has prohibited de novo interstate branching and has prohibited the acquisition of a branch, as opposed to a whole bank, by an out-of-state bank. Applications for interstate branching authority will be subjected to regulatory scrutiny of compliance with both federal and state community reinvestment statutes with respect to all of the banks involved in the proposed transaction.

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

Federal Reserve Board's Regulation O governs loans to directors, officers and principal shareholders of member banks and their related interests. FDICIA imposed a cap on total extensions of credit to insiders equal to 100% of the institution's capital, although the Federal Reserve has recently increased the cap to 200% of capital for adequately capitalized banks with less than $100 million in deposits.

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

From time to time, various proposals are made in the United States Congress and the Nebraska Legislature, and before various bank regulatory authorities which would, among other things, alter the powers of, and restrictions on: different types of banking organizations; expand the authority of regulators over certain activities of bank holding companies; require the application of more stringent standards with respect to the acquisition of banks; expand the powers of bank holding companies with respect to interstate acquisitions; affect the non-banking and securities activities permitted to banks or bank holding companies; or restructure part or all of the existing regulatory framework for banks, bank holding companies and other financial institutions. It is impossible to predict whether new legislation or regulations will be adopted and the impact, if any, on the business of First Commerce.

Dividends

Under applicable federal statutes, the approval of the Comptroller is required if the total of all dividends declared by a national bank in a calendar year exceeds the aggregate of the Bank's "net profits," as defined, for that year and its retained net profits for the two preceding years. Under this formula, First Commerce's subsidiary banks could declare aggregate dividends as of December 31, 1997, without the further approval of the Comptroller, of approximately $20,672,000.

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

Capital Requirements

The Company and its subsidiaries are subject to various regulatory requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require that the Company and its banking subsidiaries meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory practices. The Company's and its banking subsidiaries' capital classifications are subject to qualitative judgments by the regulators about components, risks weightings, and other factors.
The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for, among other things, greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The prompt corrective action regulations of the statute specify five capital categories with the highest rating being "well capitalized." Generally, to be "well capitalized" under the prompt corrective action provisions, an institution must have Tier 1 capital to risk weighted assets and total capital to risk weighted assets of 6% and 10%, respectively, and Tier 1 capital to quarterly average
assets of 5%.   At December 31, 1997,  each of the Company's
subsidiary banks exceeded the financial requirements for the "well capitalized" category under such regulations.
The Federal Reserve Board has issued risk-based and leverage capital guidelines for bank holding companies like First Commerce. The risk-based guidelines define a two-tier capital framework. Generally, Tier 1 capital consists of common and qualifying preferred shareholders' equity, less goodwill. Generally, Tier 2 capital consists of mandatory convertible debt, subordinated debt and other qualifying term debt, preferred stock not qualifying for Tier 1 and the allowance for loan losses, subject to certain limitations. The regulatory minimum ratio for total capital is 8%, of which 4% must be Tier 1 capital. In addition, the minimum leverage ratio of Tier 1 capital to quarterly average assets is 4%. On December 31, 1997, First Commerce's total capital ratio was 14.9%, its Tier 1 ratio was 13.5%, and its Tier 1 leverage ratio was 9.7%.

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

At December 31, 1997, First Commerce's subsidiary financial institutions operated a total of seven main banking houses (including the Lincoln Bank's NBC Center location), 18 detached facilities, and 114 automated teller machines. All of the facilities are owned by the respective banks, with the exception of the Lincoln Bank which is housed in the First Commerce owned NBC Center.

Additional information with respect to premises and equipment is presented on Page 20 of the Notes to Financial Statements in First Commerce's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

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

Executive Officers of the Registrant

The present executive officers of First Commerce, their respective ages and the year each was first elected an officer, are set forth in the following table:

     			              	Present Office	  	     Year First
	Name           		Age	  or Position  		     Elected Officer

James Stuart, Jr.	55	Chairman and Chief	 	          1973
				                 Executive Officer

Brad Korell		     49	Executive Vice President	      1990

Stuart Bartruff	  43	Executive Vice President	      1987
				                 and Secretary (Principal
				                 Financial Officer)

Mark Hansen		     42	Senior Vice President	  	      1994

Donald Kinley	    47	Vice President and Treasurer 	  1977
                 				(Principal Accounting Officer)

The occupations of the executive officers for the last five years are as follows:

James Stuart, Jr. was elected Chairman of the Board and Chief Executive Officer on January 19, 1988. Mr. Stuart, Jr. had served as President and Chief Executive Officer of First Commerce since May 3, 1985. Mr. Stuart, Jr. also serves as Chairman and Chief Executive Officer of the Lincoln Bank, Chairman of the North Platte Bank, and as a director of the remaining subsidiary banks except the West Point Bank.

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
	STOCKHOLDER MATTERS

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1997, Page 1 and Page 29.

ITEM 6.	SELECTED FINANCIAL DATA

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1997, Pages 30-33.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATION

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1997, Pages 34 through 47, and captioned as "Management's Discussion and Analysis."

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1997, Pages 39 through 42, and captioned "Management's Discussion and Analysis--Market Risk."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1997, Pages 12 through 28.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE

		None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998, under the caption "1. Election of Class I Directors" commencing on Page 2.

For information concerning the Executive Officers, see Item 4 at Page
13.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998, under the caption "Executive Compensation and Other Information."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998, under the captions "Principal Shareholders" and "1. Election of Class I
Directors."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1997, Page 23, Footnote M and incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998, under the caption "Executive Compensation and Other Information."


PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
	FORM 8-K

Financial Statements					                                 		Page Reference
						                                                    	in Annual Report
                                                           to Shareholders *

Consolidated Balance Sheets as of December 31, 1997 and 1996	     12
Consolidated Statements of Income for the
  Three Years Ended December 31, 1997					                        13
Consolidated Statements of Stockholders'
 Equity for the Three Years Ended December 31, 1997			            14
Consolidated Statements of Cash Flows for
  the Three Years Ended December 31, 1997		                    			15
Notes to Consolidated Financial Statements				                    16
Independent Auditors' Report							                               28

Condensed financial statements for parent company only may be found in the Notes to Consolidated Financial Statements, Note P, Pages 25 and 26. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

* These items are included in First Commerce's 1997 Annual Report to Share-holders on the pages indicated and are hereby incorporated by reference in this Form 10-K. First Commerce's 1997 Annual Report to Shareholders is an integral part of this Form 10-K.

Reports on Form 8-K

There were no Form 8-K's filed in the fourth quarter of 1997.


Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K.

Exhibit Number							                                Page No. or Incorporation
									                                            by Reference to

(3) Articles of Incorporation and By-Laws:

(a)	Articles of Incorporation of First Commerce	     Exhibit 3.1 to Form S-1
	   Bancshares, Inc.	                                No. 2-97513*

(b)	Amendment to Articles of Incorporation dated	    Exhibit 3.1(a) to Form 8-K
   	October 19, 1993.                           				 dated	October 19, 1993*

(c)	Amendment to Articles of Incorporation dated	    Exhibit 3 (c) to Form S-4
	   April 19, 1994	                                  No. 33-81190*

(d)	By-Laws of First Commerce Bancshares, Inc.	      Exhibit 3.1 to Form S-1
									                                            No. 2-97513*

(4)	Form of Indenture (including form of Capital Note)	Exhibit 4(A) to Form S-1
	relating to the issuance of $26,500,000 principal 	   No. 33-47328*
	amount of Capital Notes issued in Series between the
	Registrant and Norwest Bank Nebraska, N.A., as Trustee.

(9)	Not applicable.

(10)Material contracts.

(a) First Commerce Supplemental Executive
    Retirement and Deferred Compensation Plan		       Exhibit 10(c) to Form 10-K
    and Trust Agreement.					                         for the year ended Decem-
                                                      ber 31, 1992.*

(b) Deferred Compensation Plan and                    Exhibit 10(d) to Form 10-K
    Deferred Compensation	Trust Agreement             for the year ended Decem-
    dated April 2, 1993 between 	                     ber 31, 1993.*
    the Company and Bradley F. Korell.


(c) Deferred Compensation Plan and Deferred          Exhibit 10(d) to Form 10-K
    Compensation Trust Agreement dated April 2, 1993	 for the year ended Decem-
    between the Company and Mark W. Hansen.		         ber 31, 1993.*


(d) Deferred Compensation Plan and Deferred          Exhibit 10(d) to Form 10-K
    Compensation Trust Agreement dated April    			   for the year ended Decem-
    2, 1993 between the Company and Stuart	           ber 31, 1993.*
    L. Bartruff.

(e)	Dividend Reinvestment Plan and Employee Stock    	Exhibit 1 to Form 8-K
    	Purchase Plan.	                             				 dated	December 15, 1995.*

(11)	Not applicable.

(12)	Not applicable.

(13)	Annual Report to Security Holders.

(16)	Not applicable.

(18)	Not applicable.

(19)	Not applicable.

(22)	Subsidiaries of the Registrant.	                		See Item 1, Page 3.

(23)	Not applicable.

(24)	Not applicable.

(25)	Not applicable.

(28)	Not applicable.

(29)	Not applicable.

*Exhibit has heretofore been filed with the Securities and Exchange Commission and is incorporated herein as an exhibit by reference.

Financial Statement Schedules

	None.


SIGNATURES

Pursuant to the requirements of Section 13 or 14 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST COMMERCE BANCSHARES, INC.


By: James Stuart, Jr.		                 Date: March 17, 1998
	   James Stuart, Jr.
	   Chairman, Chief Executive Officer
	   and Director



By: Stuart Bartruff		                   Date: March 17, 1998
   	Stuart Bartruff
	   Executive Vice President and Secretary
   	(Principal Financial Officer)



By: Donald Kinley		                     Date: March 17, 1998
   	Donald Kinley
	   Vice President and Treasurer
   	(Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 David T. Calhoun			                    Date: March 17, 1998
 David T. Calhoun, Director


 Connie Lapaseotes			                   Date: March 17, 1998
Connie Lapaseotes, Director


___________________________            		Date:
John G. Lowe, III, Director


John C. Osborne			                       Date: March 17, 1998
John C. Osborne, Director


Richard C. Schmoker		                    Date: March 17, 1998
Richard C. Schmoker, Director


William C. Schmoker		                    Date: March 17, 1998
William C. Schmoker, Director


Kenneth W. Staab			                      Date: March 17, 1998
Kenneth W. Staab, Director


                                       		Date:
James Stuart, Director


James Stuart, Jr.			                     Date: March 17, 1998
James Stuart, Jr., Director


James Stuart, III			                     Date: March 17, 1998
James Stuart, III, Director


Scott Stuart			                          Date: March 17, 1998
Scott Stuart, Director