Form 10-Q
period 1998-03-31
FIRST COMMERCE BANCSHARES INC
filed 1998-05-12
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Quarterly  Report under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934.

For the Quarter ended March 31, 1998                Commission File No. 0-14277

                            First Commerce Bancshares, Inc.
-----------------------------------------------------------------------------

              Nebraska                            47-0683029
---------------------------------             ----------------
(State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)           Identification No.)


       1248 O Street, Lincoln, Nebraska              68508-1424
---------------------------------------              ----------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, including Area Code                (402) 434-4110
                                                   -----------------------------



                                                     None
-------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changes since last report.



"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X            NO
      -------            ----------


Common stock,  $.20 par value;  outstanding  at March 31, 1998
         Class A Common    2,591,336 shares.
         Class B Common   10,938,951 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In Thousands)

                                                                       (Unaudited)
                                                                   March 31, 1998            December 31, 1997
                                                                   --------------            -----------------

Cash and due from banks                                                $   160,242               $   156,664
Federal funds sold                                                          50,200                    36,495
                                                                       -----------               -----------
  Cash and cash equivalents                                                210,442                   193,159
Mortgages held for sale                                                     73,389                    31,360
Securities available for sale (cost of
  $295,894,000 and $303,172,000)                                           326,767                   336,857
Securities held to maturity (fair value of
  $365,181,000 and $367,489,000)                                           360,127                   362,768
Loans                                                                    1,225,470                 1,236,443
Less allowance for loan losses                                              22,504                    22,458
                                                                       -----------               -----------
  Net loans                                                              1,202,966                 1,213,985
Premises and equipment                                                      56,483                    54,468
Other assets                                                                62,494                    58,503
                                                                       -----------               -----------
                                                                       $ 2,292,668               $ 2,251,100
                                                                       ===========               ===========

Deposits:
  Noninterest bearing                                                  $   353,336               $   353,109
  Interest bearing                                                       1,364,994                 1,296,385
                                                                       -----------               -----------
                                                                         1,718,330                 1,649,494

Securities sold under agreement to repurchase and
  other short-term borrowings                                              179,395                   198,395
Federal Home Loan Bank borrowings                                          105,600                   120,450
Accrued expenses and other liabilities                                      35,499                    34,011
Long-term debt                                                              16,170                    16,170
                                                                       -----------               -----------
  Total liabilities                                                      2,054,994                 2,018,520

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value; authorized
    10,000,000 shares; issued and outstanding
    2,591,336 shares;                                                          518                       518
    Class B non-voting, $.20 par value; authorized
    40,000,000 shares; issued and outstanding
    10,938,951 shares                                                        2,188                     2,188
Paid in capital                                                             21,601                    21,601
Retained earnings                                                          192,846                   186,377
Net unrealized gains on securities available for
    sale (net of tax)                                                       20,521                    21,896
                                                                       -----------               -----------
Total stockholders' equity                                                 237,674                   232,580
                                                                       -----------               -----------
                                                                       $ 2,292,668               $ 2,251,100
                                                                       ===========               ===========




See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Income
(Unaudited)
(In Thousands Except Per Share Data)

                                                                                          Three Months Ended
                                                                                                   March 31,
                                                                                                  1998          1997
                                                                                             -----------   ---------
Interest income:
  Loans                                                                                         $27,618     $  24,553
  Investment securities:
    Taxable                                                                                        9,998        9,671
    Non-taxable                                                                                      351          359
    Dividends                                                                                        450          206
Mortgages held for sale                                                                              713          274
Short-term investments                                                                               374          455
                                                                                                --------     --------
    Total interest income                                                                         39,504       35,518
Interest expense:
  Deposits                                                                                        15,281       14,404
  Short-term borrowings                                                                            2,283        1,680
  Federal Home Loan Bank borrowings                                                                1,470          804
  Long-term debt                                                                                     345          396
                                                                                                --------     --------
    Total interest expense                                                                        19,379       17,284
                                                                                                --------     --------
Net interest income                                                                               20,125       18,234
Provision for loan losses                                                                          1,496        2,584
                                                                                                --------     --------
Net interest income after provision for loan losses                                               18,629       15,650
Noninterest income:
  Service charges and fees to customers                                                           11,908        9,495
  Trust services                                                                                   1,736        1,975
  Gains on securities sales                                                                          839        3,255
  Other income                                                                                       509          466
                                                                                                --------     --------
    Total noninterest income                                                                      14,992       15,191
                                                                                                --------     --------
Noninterest expense:
  Salaries and employee benefits                                                                  10,704        9,702
  Occupancy and equipment                                                                          2,328        2,158
  Fees and insurance                                                                               3,402        2,657
  Other expenses                                                                                   5,407        4,632
                                                                                                --------     --------
    Total noninterest expense                                                                     21,841       19,149
                                                                                                --------     --------

Income before income taxes                                                                        11,780       11,692
Income tax provision                                                                               4,160        4,129
                                                                                                --------     --------
    Net income                                                                                  $  7,620     $  7,563
                                                                                                ========     ========

Weighted average shares outstanding                                                               13,530       13,547
                                                                                                ========     ========

Basic net income per share                                                                      $    .56     $    .56
                                                                                                ========     ========







See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)  (In Thousands)

                                                                          Three Months Ended
                                                                          ---------------------
                                                                                  March 31,
                                                                          ---------------------
                                                                            1998           1997
                                                                          --------       ------

Net cash flows from operating activities                               $ (33,661)        $  4,471

Cash flows from investing activities:
  Proceeds from maturities of held to maturity securities                 28,620           13,663
  Purchase of held to maturity securities                                (25,979)         (34,117)
  Proceeds from maturities of available for sale securities                7,081            8,466
  Proceeds from sales of available for sale securities                     6,019           12,910
  Purchase of available for sale securities                               (4,848)          (5,564)
  Net decrease in loans                                                    9,523            8,963
  Capital expenditures                                                    (3,233)          (2,468)
  Proceeds from derivative financial instrument                              697                -
  Other                                                                       (5)             (12)
                                                                          ------           -------
Net cash flows from investing activities                                  17,875            1,841
                                                                          ------           -------
Cash flows from financing activities:
  Increase in deposits                                                    68,836           11,717
  (Decrease)/Increase in securities sold under agreement
     to repurchase and other short-term borrowings                       (19,000)          22,919
  Net decrease in Federal Home Loan Bank borrowings                      (14,850)         (45,194)
  Cash dividends paid                                                     (1,151)          (1,018)
  Other                                                                     (766)             (21)
                                                                         -------          -------
Net cash flows from financing activities                                  33,069          (11,597)
                                                                         -------          -------
Net increase/(decrease) in cash and cash equivalents                      17,283           (5,285)
                                                                         -------          -------
Cash and cash equivalents at January 1                                   193,159          159,837
                                                                         -------          -------
Cash and cash equivalents at March 31                                   $210,442         $154,552
                                                                        ========         ========

















See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Notes To Consolidated Condensed Financial Statements

A.  GENERAL

The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1998, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1997 annual report and Form 10-K. Certain 1997 amounts have been reclassified to conform to 1998 classifications. The results of operations for the unaudited three-month period ended March 31, 1998, are not necessarily indicative of the results which may be expected for the entire calendar year 1998.

B.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for the loan losses are summarized as follows:

                                                                           1998             1997
                                                                          ------           -----
                                                                       (Amounts in Thousands)

Balance, January 1                                                     $22,458           $20,157
  Provision for loan losses                                              1,496             2,584
  Charge-offs                                                           (2,045)           (2,097)
  Recoveries                                                               595               642
                                                                       -------          --------
Balance, March 31                                                      $22,504           $21,286
                                                                       =======           =======

C.  INVESTMENT SECURITIES

During the first three months of 1998 and 1997, the Company realized $839,000 and $3,255,000, respectively, in profits on the sale of securities available for sale. During the first three months of 1998 and 1997, the Company did not sell any held to maturity securities.

D.    COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS130), "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company's "other comprehensive income" is comprised of unrealized gains and losses on debt and equity securities classified as available for sale. "Other comprehensive income" for the first quarters of 1998 and 1997 was a negative $1,375,000, net of tax; and a negative $3,072,000, net of tax, respectively. Thereby, total "comprehensive income" for the first quarter of 1998 was $6,245,000 as compared to book net income of $7,620,000. For the first quarter of 1997 total
"comprehensive income" was $4,491,000 as compared to book net income of $7,563,000.

The first quarter 1998 decrease in unrealized gains and losses on debt and equity securities classified as available for sale, was due principally to the decline in the market value of Transcrypt International, Inc., a Lincoln, Nebraska based company that first sold shares in the public stock market in 1997. At December 31, 1997, the Company's original investment of $429,000 had a market value of $17 million; at March 31, 1998, the stock had a market value of $7 million. The decline in the market value of Transcrypt was partially offset by a net increase in market value of other available for sale securities of $6,688,000. During the first quarter of 1998, the Company settled a collar on 200,000 shares of Transcrypt and realized $697,000. Under the deferral method of accounting, the gain, net of tax, was deferred and will be recognized in the same period as the gains or losses on the item being hedged.

On April 27, 1998, Transcrypt was informed by NASDAQ that it would effect a temporary qualification trading halt in the Transcrypt common stock through at least May 7, 1998, the date on which NASDAQ has scheduled a hearing to determine whether the stock will continue to be listed on the NASDAQ National Market. Transcrypt has not filed its annual report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 1997.

                                FINANCIAL REVIEW
                   Three Months Ended March 31, 1998 and 1997

Results of Operations
Net income for the three months ended March 31, 1998, was $7,620,000 or $.56 per share as compared to $7,563,000 or $.56 per share for the same period one year ago. Net income for the three months ended December 31, 1997, was $5,755,000 or $.43 per share. Net income for the first three months of 1998 includes $839,000 in gains primarily from the sale of investments in the Company's Global fund, as compared to gains of $3,255,000 for the same period one year ago. If the securities gains were excluded for both periods, net income would have been $7,074,000 and $5,447,000, respectively. On a per share basis, earnings would have been $.52 per share and $.40 per share respectively.

Net Interest Income
Net interest income (interest income less interest expense) was $20,125,000 for the first quarter of 1998, compared to $18,234,000 for the first quarter of 1997, and $20,132,000 for the last quarter of 1997. The primary reason for the increase in net interest income was an increase in earning assets. Earning assets at March 31, 1998, March 31, 1997, and December 31, 1997 were $2,036 million, $1,828 million, and $2,004 million, respectively. The net yield on earning assets (net interest income divided by earning assets) was approximately 4.2% as of March 31, 1998 and 1997. Loans were $1.225 billion at the end of March 1998, as compared to $1.111 billion at the same time a year ago, a 10.3% increase. Investments were $687 million at March 31, 1998 as compared to $653 million at March 31, 1997, a 5.2% increase.

Provision for Loan Losses
The provision for loan losses was $1,496,000 for the first three months of 1998, as compared to $2,584,000 for the first three months of 1997, a 42.1% decrease. In addition to a decline in charge offs on loans other than credit cards, credit card charge offs stabilized in the last few months. For the first three months of 1998 net charge-offs were $1,450,000 compared to $1,455,000 for the same period a year ago. Net credit card charge offs totaled $1.3 million for the last quarter of 1997 and the first quarter of 1998, compared to $1.1 million for the first quarter of 1997. Other consumer loan net charge-offs decreased when compared to the first three months of 1997. As a percentage of loans outstanding, the loan loss reserve was 1.8% as of March 31, 1998 and 1997. Overall, management believes the credit quality of the loan portfolio remains sound, with no major change in the overall quality of the loan portfolio since December 31, 1997, although management will continue to monitor credit card quality and other loan trends.

The following table presents the amount of non-performing loans:

                                                          March 31, 1998          December 31, 1997
                                                          --------------          -----------------
     Loans accounted for on a non
       accrual basis                                         $1,334,000                    $1,581,000

     Accruing loans which are contractually
       past due 90 days or more as to
       principal or interest payment                          1,392,000                     1,106,000

     Loans not included above which
     are "troubled debt restructurings"                       1,509,000                     1,530,000

The increase in accruing loans that are contractually past due 90 days or more is primarily due to one commercial real estate loan and two agricultural loans to one borrower, all of which are in the process of resolution. Non accrual loans and troubled debt restructurings have decreased since December 31, 1997. Virtually all of the Company's loans are to Nebraska-based organizations, although the loan portfolio is well diversified by industry. The Nebraska economy is dependent upon the general state of the agricultural economy.

Noninterest Income
Noninterest income for the first three months was $14,992,000 compared to $15,191,000 for the first three months of 1997, a 1.3% decrease. If securities gains were excluded, noninterest income would have been $14,153,000 compared to $11,936,000, an 18.6% increase. Computer fees increased $633,000 or 30.1% due to an increase in conversion and annual processing fees. Credit card fees increased $423,000 primarily due to an increase in interchange and merchant income.
Mortgage banking income increased 55.6% over the same period one year ago because of the large volume of mortgage refinancings in first quarter 1998. In September 1997, the Company converted its common trust funds to mutual funds, the "Great Plains Family of Funds." Fees earned from these mutual funds are included in other service charges and fees which accounts for the 39.1% increase in this income category. This also accounts for the 12.1% decrease in trust services income. Gains on the sale of securities were $839,000 in the first three months of 1998 as compared to $3,255,000 in the first three months of 1997, a $2,416,000 decrease. These gains were primarily the result of selling certain positions held in the Company's Global Fund.

The following table shows the breakdown of noninterest income and the percentage change:

                                                             (In Thousands)             Percent
                                                                   March 31,            Increase/
                                                             1998        1997          (Decrease)
                                                          -------     -------          ----------
         Computer services                              $  2,735     $  2,102              30.1%
         Credit card                                       3,562        3,139              13.5
         Mortgage banking                                  1,866        1,199              55.6
         Service charges on deposits                       1,296        1,294                .2
         Other service charges and fees                    2,449        1,761              39.1
         Trust services                                    1,736        1,975             (12.1)
         Gains on securities sales                           839        3,255             (74.2)
         Other income                                        509          466               9.2
                                                         -------      -------
         Total noninterest income                        $14,992      $15,191              (1.3)
                                                         =======      =======

Noninterest Expense
Noninterest expenses were $21,841,000 for the first three months of 1998 as compared to $19,149,000 for the same period one year ago. This is an increase of $2.7 million or 14.1% from a year ago. Salaries and employee benefits increased $1,002,000 or 10.3% generally due to increases in the levels of pay and number of employees. Equipment expenses increased $237,000 or 21.5% due to additional equipment purchases, primarily computer related. Fees and insurance increased $145,000 or 15.7% from the same period one year ago primarily due to increased legal, credit report and filing fees. Credit card processing fees increased $600,000 due to increased activity and an increase in Cabela's bucks expense, points earned from using the Cabela's credit card, which can be redeemed for merchandise at Cabela's. The decrease in minority interest expense is directly related to the decrease in profits in the Cabela's credit card joint venture. Amortization of mortgage servicing rights increased $600,000 or 137.3% due to an increase in the volume of mortgages serviced by First Commerce Mortgage combined with a significant increase in refinancings during the first quarter of 1998, which results in the early write-off of capitalized mortgage servicing rights on loans being refinanced.

The following table shows the breakdown of noninterest expense and the percentage change:

                                                             (In Thousands)               Percent
                                                                  March 31,              Increase/
                                                           1998           1997          (Decrease)
                                                        --------       ---------        ----------
         Salaries and employee benefits                  $10,704          $9,702             10.3%
         Net occupancy expense                               990           1,057             (6.3)
         Equipment expense                                 1,338           1,101              21.5
         Fees and insurance                                1,068             923              15.7
         Credit card fees                                  2,334           1,734             34.6
         Communications                                    1,058           1,108             (4.5)
         Supplies                                            673             615              9.4
         Business development                                885             842              5.1
         Other expenses                                    1,390           1,268              9.6
         Minority interest                                   231             372            (37.9)
         Goodwill amortization                               127             127             --
         Amortization of mortgage servicing rights         1,037             437            137.3
         Net cost of other real estate owned                   6            (137)          (104.4)
                                                        --------        ---------
         Total noninterest expense                       $21,841         $19,149             14.1
                                                         =======         =======

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate, minority interest and goodwill amortization) divided by the sum of net interest income and noninterest income (excluding securities gains/losses) -- was 62.7% and 62.3% at March 31, 1998 and 1997, respectively.

Financial Condition at March 31, 1998
-------------------------------------
Total assets at March 31, 1998, were $2,293 million, compared to $2,022 million at March 31, 1997, a 13.4% increase. Total assets at December 31, 1997, were $2,251 million.

Since March 31, 1997, loans have increased from $1,111 million to $1,225 mil-lion, a 10.3% increase. Managed loans at March 31, 1998 were $1,308 million.

Loans are summarized as follows:                     March 31, 1998              March 31, 1997
                                                     --------------              --------------
                                                                  (In thousands)
         Real estate mortgage                           $  377,225                   $  343,761
         Consumer                                          276,409                      273,678
         Commercial and financial                          272,270                      254,976
         Agricultural                                      175,673                      109,946
         Credit card                                        86,751                       92,042
         Real estate construction                           37,142                       36,418
                                                           -------                      -------
                                                        $1,225,470                   $1,110,821
                                                        ==========                   ==========

The increase in agricultural loans is primarily in the cattle feeding sector reflecting higher cattle inventories at March 31, 1998. Increases in the balance of the loan portfolio are attributable to the overall good economic growth in the State of Nebraska.

Deposits have increased from $1,586 million at March 31, 1997 to $1,718 million at March 31, 1998, an 8.3% increase. The loan to deposit ratio was 71.3% as of March 31, 1998, compared to 70.0% at March 31, 1997. Repurchase agreements and other short-term borrowings totaled $179 million at March 31, 1998, compared to $198 million at March 31, 1997, and $198 million at December 31, 1997. Federal Home Loan Bank borrowings totaled $106 million at March 31, 1998, compared to $140 million at March 31, 1997, and $120 million at December 31, 1997. Long-term debt consisting of Company capital notes decreased $2.5 million since March 31, 1997 because of the annual principal payment but did not change from December 31, 1997. In addition to repurchase agreements and Federal Home Loan Bank borrowings, the Company has utilized commercial paper and the securitization of credit card receivables to provide liquidity.

Stockholders' equity to assets was 9.5% as of March 31, 1998. The net unrealized gains on available for sale securities decreased $1,375,000 since December 31, 1997.

The first quarter 1998 decrease in unrealized gains and losses on debt and equity securities classified as available for sale, was due principally to the decline in the market value of Transcrypt International, Inc., a Lincoln, Nebraska based company that first sold shares in the public stock market in 1997. At December 31, 1997, the Company's original investment of $429,000 had a market value of $17 million; at March 31, 1998, the stock had a market value of $7 million. The decline in the market value of Transcrypt was partially offset by a net increase in market value of other available for sale securities of $6,688,000. During the first quarter of 1998, the Company settled a collar on 200,000 shares of Transcrypt and realized $697,000. Under the deferral method of accounting, the gain, net of tax, was deferred and will be recognized in the same period as the gains or losses on the item being hedged.

On April 27, 1998, Transcrypt was informed by NASDAQ that it would effect a temporary qualification trading halt in the Transcrypt common stock through at least May 7, 1998, the date on which NASDAQ has scheduled a hearing to determine whether the stock will continue to be listed on the NASDAQ National Market. Transcrypt has not filed its annual report on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 1997.

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

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       For Capital          Prompt Corrective
                                                     Actual         Adequacy Purposes       Action Provisions
                                                 -------------     ------------------     ----------------
                                                Amount     Ratio     Amount     Ratio       Amount     Ratio
                                               --------   ------  ---------   -------     ---------   -------
As of March 31, 1998:
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $233,111    15.1%    $123,903     8.0%           N/A
     National Bank of Commerce                  110,864    12.1       73,423     8.0        $91,778     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               211,603    13.7       61,951     4.0            N/A
     National Bank of Commerce                   99,392    10.8       36,711     4.0         55,067      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               211,603     9.7       87,171     4.0            N/A
     National Bank of Commerce                   99,392     8.3       48,046     4.0         60,058      5.0

As of December 31, 1997:
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $226,623    14.9%    $121,724     8.0%           N/A
     National Bank of Commerce                  108,772    12.1       71,956     8.0        $89,945     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               205,459    13.5       60,862     4.0            N/A
     National Bank of Commerce                   97,499    10.8       35,978     4.0         53,967      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               205,459     9.7       84,362     4.0            N/A
     National Bank of Commerce                   97,499     8.1       48,046     4.0         60,058      5.0



                                Nebraska Economy

The outlook for the Nebraska economy is for favorable growth in employment (low unemployment, tight skilled labor market), personal income (less growth than national averages), and retail sales. Construction activity has stabilized. The manufacturing base in the state continues to operate at expanded production. The state's fiscal position is strong from the standpoint of tax receipts, as the state's tax receipts have been exceeding projected receipts for the past several months. Stock prices of Nebraska-based companies have shown strong gains. Personal bankruptcy filings have materially increased during the past three years (overextended credit), but may be stabilizing.

The outlook of the Nebraska farm sector is more uncertain. Crop prices have declined and crop yields will be dependent on growing season conditions. Cattle feeders have been incurring material losses during the past several months due to high industry inventory levels. Agricultural real estate values are higher (cash rents are also higher). Agricultural exports have been lower due to Asian economic difficulties.

                           Forward Looking Information

When used or incorporated by reference in disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits.

                  Exhibit 1 - Amendments to Sections 2.02, 5.01, and 5.02 of the First Commerce Supplemental Executive Retirement and Deferred Compensation Plan.

              (b) None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST COMMERCE BANCSHARES, INC.



Date:  May 12, 1998                     By: James Stuart Jr.
     ---------------------                  -----------------
                                            James Stuart, Jr., Chairman and CEO



Date:  May 12, 1998                     By: Donald Kinley
     ---------------------                  -------------
                                            Donald Kinley, Vice President and
                                            Treasurer (Chief Accounting Officer)

EXHIBIT 1



         SECTION 2.02.  Executive Officer.  An Employee who either:

                           (1) holds the title of Senior Vice  President or some
                  higher title and who receives a base annual salary equal to or in excess of the contribution and benefit base established by the Commissioner of Social Security for such year pursuant to 42 U.S.C. ss.430; or

                           (2) received  from the  Company,  during the calendar
                  year immediately preceding the period of deferral, total remuneration for services (including commissions, bonuses and incentives in addition to other Compensation) in excess of the amount specified or calculated pursuant to Internal Revenue Code ss. 414(q)(1)(B), as the same may hereafter be increased from time to time.

         Provided, an Employee who was an Executive Officer within the meaning of this section prior to its amendment effective as of January 1, 1997, and who was a Participant in this Plan at the time of its amendment effective January 1, 1997, shall continue to be considered an "Executive Officer" thereafter regardless of whether said Executive Officer continues to satisfy the definition set forth in the foregoing subsection (1). In addition, once an Employee becomes an Executive Officer within the meaning of subsection (1) and becomes a Participant in the Plan, such Participant shall continue to be considered an Executive Officer for purposes of participation in this Plan even though such individual's base salary no longer equals or exceeds the contribution and benefit base established pursuant to 42 U.S.C. ss.430, as long as the individual's base salary has not been reduced.

EXHIBIT 1



         SECTION 5.01. Deferral Contributions for Executive Officers. Each Participant who is an Executive Officer may elect, on forms furnished by the Sponsoring Company, to reduce his or her Compensation and/or any bonuses or commissions or incentives otherwise payable to said Participant by the percentage(s) specified by the Participant in an appropriate election form; provided, however, that a Participant may not defer more than twenty percent (20%) of his or her Compensation (excluding bonuses, commissions and incentives), and provided, further, that an Executive Officer who is a participant in the Thrift Plan may only elect to reduce his or her compensation and/or bonuses, commissions or incentives pursuant to this Section if such Executive Officer shall also be making the maximum amount of elective deferrals permissible for such Executive Officer under the terms of said Thrift Plan. The amounts of such reductions in Compensation or bonuses, commissions or incentives shall be contributed to the Plan on behalf of such Participant by the Company which employs such Participant. In addition, each Participant who is an Executive Officer may elect to defer his or her right to receive any distribution of Excess Contributions, Excess Aggregate Contributions or Excess Amounts pursuant to the Thrift Plan or any Excess Amounts pursuant to the Retirement Accumulation Plan (or, if such distributions cannot be deferred, an amount from other compensation and/or bonuses, commissions or incentives payable by the Company to the Participant which is equal to the amount of such Excess Contributions, Excess Aggregate Contributions or Excess Amounts), and in such event, the Company shall contribute any such amounts so deferred to this Plan on behalf of such Participant. Each such election shall be made prior to the period of deferral specified in the election and shall be irrevocable as to such period of deferral. A period of deferral shall commence on January 1 and shall not be shorter than twelve months long. Provided, an Executive Officer who becomes eligible to participate in the Plan as a result of the March 1, 1998 amendment to the Plan may make an election pursuant to this paragraph within 30 days after March 1, 1998, but such election shall apply only to Compensation and/or bonuses, commissions or incentives for services to be performed subsequent to the election. All contributions due on behalf of a Participant under this paragraph shall be called "Deferral Contributions," and shall be in addition to any contribution due pursuant to paragraphs 6.01 and 6.02 hereof with respect to the same Participant. For purposes hereof, the terms "Excess Contributions", "Excess Aggregate Contributions" and "Excess Amounts" shall have the meanings set forth in the Thrift Plan and Retirement Accumulation Plan.

EXHIBIT 1



         SECTION 5.02. Company Contributions for Executive Officers. Company contributions are made to the Thrift Plan and Retirement Accumulation Plan on behalf of Executive Officers who participate in such plans. Generally, such contributions are calculated as a percentage of the elective deferrals made by such participants under the Thrift Plan and as a percentage of the participants' compensation under the Retirement Accumulation Plan. Because of a variety of restrictions placed on the Thrift Plan and Retirement Accumulation Plan by Internal Revenue Code requirements, the amount of Company contributions made to the Thrift Plan and Retirement Accumulation Plan for the account of such participants is reduced from the amount which would otherwise be contributed using the straight percentage formulas applicable to less highly compensated employees. In addition, any Deferral Contributions under Section 5.01 of this Plan have the effect of reducing a participant's "compensation" for purposes of the Thrift Plan and Retirement Accumulation Plan, and therefore may have the effect of further reducing or curtailing the amount of company contributions made to such plans on behalf of Participants who make deferral contributions hereunder. It is the purpose and intention of this Plan to provide for a company Contribution on behalf of Executive Officers whose contributions under the Thrift Plan and Retirement Accumulation Plan have been so reduced, the amount of which Company Contribution shall be so calculated as to make up for any such reduction or curtailment of contributions under the Thrift Plan and Retirement Accumulation Plan.

                  Therefore, each Plan Year each Company shall make a contribution to the Plan on behalf of each Participant who is an Executive Officer in an amount, if any, calculated pursuant to this section. The amount of such Company Contribution shall be calculated as follows:

         a)       First, there shall be calculated the sum of the following:

                  1) the Employer Contributions which would have been allocated to a Participant's account under the Retirement Accumula-tion Plan plus;

                  2) the Matching Contributions which would have been allocated to a Participant's account under the Thrift Plan, assuming such Participant elected to contribute 6% of his or her compensation as a Basic Pre-Tax Contribution under such Thrift Plan.

         For purposes of the foregoing calculations, the amounts of Employer Contributions and Matching Contributions shall be calculated as if "Compensation" for purposes of such Retirement Accumulation Plan and Thrift Plan had not been limited to $150,000 (as adjusted under Internal Revenue Code Section 404(l)) and had not been reduced by the amount of any Deferral Contributions under this Plan.

         b) Second, the amount calculated under a) above shall be reduced by the sum of the amounts of Employer Contributions and Matching Contributions actually allocated to the Participant's accounts under the Retirement Accumulation Plan and the Thrift Plan, and shall be further reduced by the amounts of Excess Contributions, Excess Aggregate Contributions and Excess Amounts distributed to the Participant under such Retirement Accumulation Plan and Thrift Plan (and by any payments made to the Participant which are attributable to or made in lieu of such Excess Contributions, Excess Aggregate Contributions or Excess Amounts).

For purposes hereof, the terms "Employer Contributions," "Matching Contributions," "Basic Pre-Tax Contribution," "Excess Contributions," "Excess Aggregate Contributions" and "Excess Amounts" shall have the meanings set forth in the Thrift Plan and Retirement Accumulation Plan.