Form 10-Q
period 1998-06-30
FIRST COMMERCE BANCSHARES INC
filed 1998-08-06
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

Quarterly  Report under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934.

For the Quarter ended June 30, 1998           Commission File No. 0-14277

                        First Commerce Bancshares, Inc.
-----------------------------------------------------------------------------

              Nebraska                             47-0683029
-----------------------------------           --------------------
(State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)           Identification No.)


       1248 O Street, Lincoln, Nebraska              68508-1424
----------------------------------------           ---------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, including Area Code        (402) 434-4110
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

YES      X            NO
      ------             ---------


Common stock,  $.20 par  value;  outstanding  at June  30,  1998  Class A Common
     2,591,336 shares.
     Class B Common 10,938,951 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In Thousands)

                                                                       (Unaudited)
                                                                   June 30, 1998             December 31, 1997
                                                                   -------------             -----------------

Cash and due from banks                                                $   142,428               $   156,664
Federal funds sold                                                          26,785                    36,495
                                                                       -----------               -----------
  Cash and cash equivalents                                                169,213                   193,159
Mortgages held for sale                                                     51,701                    31,360
Securities available for sale (cost of
  $304,078,000 and $303,172,000)                                           327,308                   336,857
Securities held to maturity (fair value of
  $393,172,000 and $367,489,000)                                           388,265                   362,768
Loans                                                                    1,222,916                 1,236,443
Less allowance for loan losses                                              22,691                    22,458
                                                                       -----------               -----------
  Net loans                                                              1,200,225                 1,213,985
Premises and equipment                                                      57,869                    54,468
Other assets                                                                65,029                    58,503
                                                                       -----------               -----------
                                                                       $ 2,259,610               $ 2,251,100
                                                                       ===========               ===========

Deposits:
  Noninterest bearing                                                  $   350,569               $   353,109
  Interest bearing                                                       1,336,604                 1,296,385
                                                                       -----------               -----------
                                                                         1,687,173                 1,649,494

Securities sold under agreement to repurchase and
  other short-term borrowings                                              169,507                   198,395
Federal Home Loan Bank borrowings                                          117,750                   120,450
Accrued expenses and other liabilities                                      31,849                    34,011
Long-term debt                                                              13,669                    16,170
                                                                       -----------               -----------
  Total liabilities                                                      2,019,948                 2,018,520

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value; authorized
    10,000,000 shares; issued and outstanding
    2,591,336 shares;                                                          518                       518
    Class B non-voting, $.20 par value; authorized
    40,000,000 shares; issued and outstanding
    10,938,951 shares                                                        2,188                     2,188
Paid in capital                                                             21,601                    21,601
Retained earnings                                                          199,802                   186,377
Net unrealized gains on securities available for
    sale (net of tax)                                                       15,553                    21,896
                                                                       -----------               -----------
Total stockholders' equity                                                 239,662                   232,580
                                                                       -----------               -----------
                                                                       $ 2,259,610               $ 2,251,100
                                                                       ===========               ===========





See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Income(Unaudited)
(In Thousands Except Per Share Data)

                                                              Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                                  1998             1997           1998         1997
                                                            -----------      -----------     -----------  ---------
Interest income:
  Loans                                                        $ 27,681          $25,381        $55,299$      $49,934
  Investment securities:
    Taxable                                                      10,277           10,075          20,275       19,746
    Non-taxable                                                     365              357             716          716
    Dividends                                                       606              374           1,056          580
  Mortgages held for sale                                           945              325           1,658          599
  Short-term investments                                            611              754             985        1,209
                                                               --------          -------        --------     --------
    Total interest income                                        40,485           37,266          79,989       72,784
Interest expense:
  Deposits                                                       15,896           15,105          31,177       29,509
  Short-term borrowings                                           2,191            2,261           4,474        3,940
  Federal Home Loan Bank borrowings                               1,444              438           2,914        1,242
  Long-term debt                                                    317              368             662          765
                                                               --------         --------        --------     --------
Total interest expense                                           19,848           18,172          39,227       35,456
                                                               --------          -------        --------     --------
Net interest income                                              20,637           19,094          40,762       37,328
Provision for loan losses                                         1.484            1,640           2,980        4,224
                                                               --------          -------        --------     --------
Net interest income after provision for loan losses              19,153           17,454          37,782      33,104
Noninterest income:
  Service charges and fees to customers                          12,400            9,445          24,308      18,940
  Trust services                                                  1,642            1,690           3,378        3,665
  Gains on securities sales                                       1,457            1,358           2,296        4,613
  Other income                                                      512              168           1,021          634
                                                               --------          -------        --------     --------
  Total noninterest income                                       16,011           12,661          31,003       27,852
                                                               --------          -------        --------     --------
Noninterest expense:
  Salaries and employee benefits                                 10,731            9,695          21,435       19,397
  Occupancy and equipment                                         2,520            2,340           4,848        4,498
  Fees and insurance                                              3,644            2,600           7,046        5,257
  Other expenses                                                  5,679            4,763          11,086        9,395
                                                               --------          -------        --------     --------
    Total noninterest expense                                    22,574           19,398          44,415       38,547
                                                               --------          -------        --------     --------

Income before income taxes                                       12,590           10,717          24,370       22,409
Income tax provision                                              4,485            3,817           8,645        7,946
                                                               --------          -------        --------     --------
    Net income                                                 $  8,105          $ 6,900        $ 15,725     $ 14,463
                                                                =======          =======         =======      =======

Weighted average shares outstanding                              13,530           13,546          13,530       13,547
                                                               ========          =======        ========     ========

Basic net income per share                                     $    .60          $   .51        $   1.16     $   1.07
                                                                =======           ======         =======      =======







See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)  (In Thousands)

                                                                            Six Months Ended
                                                                                  June 30,
                                                                            1998           1997
                                                                          --------       ------

Net cash flows from operating activities                                $ (6,175)       $  13,507

Cash flows from investing activities:
  Proceeds from maturities of held to maturity securities                 53,435           26,810
  Purchase of held to maturity securities                                (78,932)         (84,290)
  Proceeds from maturities of available for sale securities               27,684           26,476
  Proceeds from sales of available for sale securities                    10,903           37,421
  Purchase of available for sale securities                              (36,889)         (11,619)
  Net decrease/(increase) in loans                                        10,780           (6,677)
  Capital expenditures                                                    (5,951)          (5,019)
  Proceeds from derivative financial instrument                              697                -
  Other                                                                       (5)             (12)
                                                                         --------         --------
Net cash flows from investing activities                                 (18,278)         (16,910)

Cash flows from financing activities:
  Increase in deposits                                                    37,679           21,928
  (Decrease)/Increase in securities sold under agreement
     to repurchase and other short-term borrowings                       (28,888)          42,418
  Net decrease in Federal Home Loan Bank borrowings                       (2,700)         (41,444)
  Cash dividends paid                                                     (2,300)          (2,034)
  Repayment of long term debt                                             (2,501)          (2,535)
  Other                                                                     (783)             (69)
                                                                         --------         --------
Net cash flows from financing activities                                     507           18,264
                                                                         --------         --------
Net (decrease)/increase in cash and cash equivalents                     (23,946)          14,861

Cash and cash equivalents at January 1                                   193,159          159,837
                                                                        --------         --------
Cash and cash equivalents at June 30                                    $169,213         $174,698
                                                                        ========         ========



See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Notes To Consolidated Condensed Financial Statements

A.  GENERAL

The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1998, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1997 annual report and Form 10-K. Certain 1997 amounts have been reclassified to conform to 1998 classifications. The results of operations for the unaudited six-month period ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire calendar year 1998.

B.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for the loan losses are summarized as follows:

                                                1998             1997
                                               ------           -----
                             (Amounts in Thousands)

Balance, January 1                           $22,458           $20,157
  Provision for loan losses                    2,980             4,224
  Charge-offs                                 (4,071)           (4,187)
  Recoveries                                   1,324             1,540
                                             -------          --------
Balance, June 30                             $22,691           $21,734
                                             =======           =======

C.  INVESTMENT SECURITIES

During the first six months of 1998 and 1997, the Company realized $2,296,000 and $4,613,000, respectively, in profits on the sale of securities available for sale. During the first six months of 1998 and 1997, the Company did not sell any held to maturity securities.

D.    COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS130), "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company's "other comprehensive income" is comprised of unrealized gains and losses on debt and equity securities classified as available for sale. "Other comprehensive income" for the first six months of 1998 and 1997 was a negative $6,343,000, net of tax; and a positive $5,431,000, net of tax, respectively. Thereby, total "comprehensive income" for the first six months of 1998 was $9,382,000 as compared to book net income of $15,725,000. For the first six months of 1997 total "comprehensive income" was $19,894,000 as compared to book net income of $14,463,000.

The 1998 decrease in unrealized gains and losses on debt and equity securities classified as available for sale since December 31, 1997, was due principally to the decline in the market value of Transcrypt International, Inc., a Lincoln, Nebraska based company that first sold shares in the public stock market in 1997. At December 31, 1997, the Company's original investment of $429,000 had a market value of $17 million; at June 30, 1998, the stock had a market value of $2.5 million. The decline in the market value of Transcrypt was partially offset by a net increase in market value of other available for sale securities of $4,031,000. During the first quarter of 1998, the Company settled a collar on 200,000 shares of Transcrypt and realized $697,000. Under the deferral method of accounting, the gain, net of tax, was deferred and will be recognized in the same period as the gains or losses on the item being hedged.

                           FINANCIAL REVIEW
                 Six Months Ended June 30, 1998 and 1997

Results of Operations
---------------------
Net income for the six months ended June 30, 1998, was $15,725,000 or $1.16 per share as compared to $14,463,000 or $1.07 per share for the same period one year ago. Net income for the three months ended June 30, 1998, was $8,105,000 or $.60 per share as compared to $6,900,000 or $.51 per share for the same period one year ago. Net income for the first six months of 1998 includes $2,296,000 in pre-tax gains primarily from the sale of investments in the Company's Global Fund, as compared to pre-tax gains of $4,613,000 for the same period one year ago. If the securities gains were excluded for both periods, net income would have been $14,233,000 and $11,465,000, respectively. On a per share basis, earnings would have been $1.05 per share and $.85 per share respectively.

Net Interest Income
-------------------
Net interest income (interest income less interest expense) was $20,637,000 for the second quarter of 1998, compared to $19,094,000 for the second quarter of 1997, and $20,125,000 for the first quarter of 1998. The primary reason for the increase in net interest income was an increase in earning assets. Earning assets at June 30, 1998, June 30, 1997, and December 31, 1997 were $2,017 million, $1,865 million, and $2,004 million, respectively. The net yield on earning assets (net interest income divided by earning assets) decreased slightly to approximately 4.14% as of June 30, 1998 from 4.22% as of June 30, 1997. Loans were $1.223 billion at the end of June 1998, as compared to $1.125 billion at the same time a year ago, an 8.7% increase. Investments were $716 million at June 30, 1998, compared to $669 million at June 30, 1997, a 7.0% increase.

Provision for Loan Losses
-------------------------
The provision for loan losses was $2,980,000 for the first half of 1998, as compared to $4,224,000 for the first half of 1997, a 29.5% decrease. For the first six months of 1998 net charge-offs were $2,747,000 compared to $2,647,000 for the same period a year ago. Credit card charge offs have stabilized in the past year. Net credit card charge offs totaled $2.5 million for the first half of 1998 and for the first half of 1997. As a percentage of loans outstanding, the loan loss reserve was 1.9% as of June 30, 1998 and 1997. Overall, management believes the credit quality of the loan portfolio remains sound, with no major change in the overall quality of the loan portfolio since December 31, 1997, although management will continue to monitor credit card quality and other loan trends.

The following table presents the amount of non-performing loans:

                                                          June 30, 1998           December 31, 1997
                                                          -------------           -----------------

     Loans accounted for on a non
       accrual basis                                         $1,280,000                    $1,581,000

     Accruing loans which are contractually
       past due 90 days or more as to
       principal or interest payment                          1,301,000                     1,106,000

     Loans not included above which
     are "troubled debt restructurings"                       1,466,000                     1,530,000

The accruing loans that are contractually past due 90 days or more are in the process of resolution. Non accrual loans and troubled debt restructurings have decreased since December 31, 1997, due primarily to the pay off of one agricultural loan. Virtually all of the Company's loans are to Nebraska-based organizations, although the loan portfolio is well diversified by industry. The Nebraska economy is dependent upon the general state of the agricultural economy. The Company has $168 million in agricultural loans. The Company is concerned about low agricultural commodity prices. Fat cattle feeders have lost money for thirteen consecutive months. Although overall yields look good for grain producers, grain prices are at three-year lows. Current weather conditions and world economic conditions are such that improvement in the general agricultural economy is not likely over the near term. Although the Company's borrowers are in relatively good financial condition, the tough environment they are working under will have a negative effect on agricultural producers in general, and will have a negative impact on the entire farm economy, and thus could have a negative impact on the Company.

Noninterest Income
------------------
Noninterest income for the first six months was $31,003,000 compared to $27,852,000 for the first six months of 1997, an 11.3% increase. If securities gains were excluded, noninterest income would have been $28,707,000 compared to $23,239,000, a 23.5% increase. Computer fees increased $1,015,000 or 24.5% due to an increase in conversion and annual processing fees. Credit card fees increased $1,141,000 primarily due to an increase in interchange and merchant income. Mortgage banking income increased 66.0% over the same period one year ago because of the large volume of mortgage refinancings in the first half of 1998. In September 1997, the Company converted its common trust funds to mutual funds, the "Great Plains Family of Funds." Fees earned from these mutual funds are included in other service charges and fees, which accounts for the 44.8% increase in this income category. This also accounts for the 7.8% decrease in trust services income. Gains on the sale of securities were $2,296,000 in the first six months of 1998 as compared to $4,613,000 in the first six months of 1997, a $2,317,000 decrease. These gains were primarily the result of selling certain positions held in the Company's Global Fund. Other income increased 61.0% from the same period a year ago, primarily due to an increase in the gain on sale of mortgages held for sale.

The following table shows the breakdown of noninterest income and the percentage change:

                                                             (In Thousands)     Percent
                                                                   June 30,     Increase/
                                                             1998        1997  (Decrease)
                                                          -------     -------   ----------
         Computer services                              $  5,158     $  4,143      24.5%
         Credit card                                       7,173        6,032      18.9
         Mortgage banking                                  4,116        2,479      66.0
         Service charges on deposits                       2,644        2,684      (1.5)
         Other service charges and fees                    5,217        3,602      44.8
         Trust services                                    3,378        3,665      (7.8)
         Gains on securities sales                         2,296        4,613     (50.2)
         Other income                                      1,021          634      61.0
                                                       ---------      -------
         Total noninterest income                        $31,003      $27,852      11.3
                                                         =======      =======

Noninterest Expense
-------------------
Noninterest expenses were $44,415,000 for the first six months of 1998 as compared to $38,547,000 for the same period one year ago. This is an increase of $5.9 million or 15.2% from a year ago. Salaries and employee benefits increased $2,038,000 or 10.5% generally due to increases in the levels of pay and number of employees. Equipment expenses increased $396,000 or 16.4% due to additional equipment purchases, primarily computer related. Fees and insurance increased $292,000 or 16.1% from the same period one year ago primarily due to increased legal, credit report and filing fees. Credit card processing fees increased $1,497,000 due to increased activity and an increase in Cabela's bucks expense, points earned from using the Cabela's credit card, which can be redeemed for merchandise at Cabela's. A decrease in minority interest expense is related to the decrease in profits in the Cabela's credit card joint venture. Amortization of mortgage servicing rights increased $1,159,000 or 129.1% due to an increase in the volume of mortgages serviced by First Commerce Mortgage combined with a significant increase in refinancings during the first half of 1998, which results in the early write-off of capitalized mortgage servicing rights on loans being refinanced.

The following table shows the breakdown of noninterest expense and the percentage change:

                                                             (In Thousands)              Percent
                                                                  June 30,              Increase/
                                                           1998           1997          (Decrease)
                                                        --------       ---------        ----------
         Salaries and employee benefits                  $21,435         $19,397             10.5%
         Net occupancy expense                             2,037           2,083             (2.2)
         Equipment expense                                 2,811           2,415             16.4
         Fees and insurance                                2,101           1,809             16.1
         Credit card fees                                  4,945           3,448             43.4
         Communications                                    2,144           2,180             (1.7)
         Supplies                                          1,319           1,230              7.2
         Business development                              1,992           1,658             20.1
         Other expenses                                    2,826           2,521             12.1
         Minority interest                                   493             653            (24.5)
         Goodwill amortization                               255             255             --
         Amortization of mortgage servicing rights         2,057             898            129.1
                                                        --------        --------
                  Total noninterest expense              $44,415         $38,547             15.2
                                                         =======         =======

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate, minority interest and goodwill amortization) divided by the sum of net interest income and noninterest income (excluding securities gains/losses) -- was 62.8% and 62.4% at June 30, 1998 and 1997, respectively.

Financial Condition at June 30, 1998
-------------------------------------
Total assets at June 30, 1998, were $2,260 million, compared to $2,068 million at June 30, 1997, a 9.3% increase. Total assets at December 31, 1997, were $2,251 million.

Since June 30, 1997, loans have increased from $1,125 million to $1,223 million, an 8.7% increase. Managed loans at June 30, 1998 were $1,307 million.

Loans are summarized as follows:                     June 30, 1998               June 30, 1997
                                                     -------------               -------------
                                                                  (In thousands)
         Real estate mortgage                           $  400,892                   $  359,901
         Consumer                                          269,475                      276,930
         Commercial and financial                          257,290                      249,498
         Agricultural                                      168,634                      109,828
         Credit card                                        89,209                       96,853
         Real estate construction                           37,416                       32,259
                                                        ----------                   ----------
                                                        $1,222,916                   $1,125,269
                                                        ==========                   ==========

The increase in agricultural loans is primarily in the cattle feeding sector reflecting higher cattle inventories at June 30, 1998. Decreases in the consumer and bankcard portfolios are due primarily to increased competition in these markets as well as significant debt refinancings via home equity loans and home loan refinancings. Increases in the balance of the loan portfolio are attributable to the overall good economic growth in the State of Nebraska.

Deposits have increased from $1,596 million at June 30, 1997 to $1,687 million at June 30, 1998, a 5.7% increase. The loan to deposit ratio was 72.5% as of June 30, 1998, compared to 70.1% at June 30, 1997. Repurchase agreements and other short-term borrowings totaled $170 million at June 30, 1998, compared to $184 million at June 30, 1997, and $198 million at December 31, 1997. Federal Home Loan Bank borrowings totaled $118 million at June 30, 1998, compared to $32 million at June 30, 1997, and $120 million at December 31, 1997. Long-term debt consisting of Company capital notes decreased $2.5 million since June 30, 1997 and December 31, 1997 because of the annual principal payment. In addition to repurchase agreements and Federal Home Loan Bank borrowings, the Company has utilized commercial paper and the securitization of credit card receivables to provide liquidity.

Stockholders' equity to assets was 9.9% as of June 30, 1998. The net unrealized gains on available for sale securities decreased $6,343,000 since December 31, 1997.

The 1998 decrease in unrealized gains and losses on debt and equity securities classified as available for sale since December 31, 1997, was due principally to the decline in the market value of Transcrypt International, Inc., a Lincoln, Nebraska based company that first sold shares in the public stock market in 1997. At December 31, 1997, the Company's original investment of $429,000 had a market value of $17 million; at June 30, 1998, the stock had a market value of $2.5 million. The decline in the market value of Transcrypt was partially offset by a net increase in market value of other available for sale securities of $4,031,000. During the first quarter of 1998, the Company settled a collar on 200,000 shares of Transcrypt and realized $697,000. Under the deferral method of accounting, the gain, net of tax, was deferred and will be recognized in the same period as the gains or losses on the item being hedged.

On June 29, 1998, the Company opened a new national-chartered bank, Western Nebraska National Bank, Valentine, Nebraska. The new Valentine bank purchased the assets and assumed the liabilities of the existing Loan Production Offices in Valentine, Nebraska, and Mullen, Nebraska, from the Company's North Platte Bank, Western Nebraska National Bank, North Platte, Nebraska. The new Valentine bank opened with assets of approximately $14 million.

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

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       For Capital          Prompt Corrective
                                                     Actual         Adequacy Purposes       Action Provisions
                                                 -------------     ------------------     ------------------
                                                Amount     Ratio     Amount     Ratio       Amount     Ratio
                                                ----------------   ------------------     ------------------
As of June 30, 1998:
--------------------
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $238,876    16.8%    $114,035     8.0%           N/A      N/A
     National Bank of Commerce                  113,126    12.6       71,583     8.0        $89,479     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               218,932    15.4       57,017     4.0            N/A      N/A
     National Bank of Commerce                  101,941    11.4       35,792     4.0         53,687      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               218,932     9.9       88,885     4.0            N/A      N/A
     National Bank of Commerce                  101,941     8.0       50,856     4.0         63,571      5.0

As of December 31, 1997:
------------------------
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $226,623    14.9%    $121,724     8.0%           N/A      N/A
     National Bank of Commerce                  108,772    12.1       71,956     8.0        $89,945     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               205,459    13.5       60,862     4.0            N/A      N/A
     National Bank of Commerce                   97,499    10.8       35,978     4.0         53,967      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               205,459     9.7       84,362     4.0            N/A      N/A
     National Bank of Commerce                   97,499     8.1       48,046     4.0         60,058      5.0

Year 2000
-------------
The Company's assessment of internal Year 2000 issues is complete and the Company is in the process of upgrading any computer hardware, software, and other systems that are not Year 2000 ready and intends to have the upgrades completed by the end of 1998. The Company plans to have all systems modified if necessary and tested well in advance of 2000. The Company will continue testing its systems throughout 1999 to insure they will function properly. In addition, connectivity testing will be performed between the Company and outsource service providers during 1999. Contingency plans are already in place or will be established for any outsource service providers failing to meet internal testing criteria. The Company is addressing the Year 2000 issue with its major bank customers to insure they will be Year 2000 ready.

The Company estimates the total costs, including costs incurred to date, of addressing Year 2000 issues will be approximately $2 million. Scheduled systems upgrades and enhancements, which would have taken place anyway, are not included as a Year 2000 expense, even though some might include a Year 2000 solution.


                          Forward Looking Information
                          ---------------------------
When used or incorporated by reference in disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K

              (a) None.

              (b) None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         FIRST COMMERCE BANCSHARES, INC.



Date:  August 7, 1998                       By:  James Stuart Jr.
     ------------------------                    ----------------
                                            James Stuart, Jr., Chairman and CEO



Date:  August 7, 1998                       By:  Donald Kinley
     ------------------------                    -------------
                                              Donald Kinley, Vice President and
                                            Treasurer (Chief Accounting Officer)