Form 10-Q
period 1998-09-30
FIRST COMMERCE BANCSHARES INC
filed 1998-11-13
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-Q

Quarterly  Report under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934.

For the Quarter ended September 30, 1998          Commission File No. 0-14277

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

YES      X            NO



Common stock, $.20 par value;  outstanding at September 30, 1998
     Class A Common 2,591,336 shares.
     Class B Common 10,938,951 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In Thousands)

                                                                         (Unaudited)
                                                                   September 30, 1998        December 31, 1997

Cash and due from banks                                                $   117,841               $   156,664
Federal funds sold                                                          23,195                    36,495
                                                                       -----------               -----------
  Cash and cash equivalents                                                141,036                   193,159
Mortgages held for sale                                                     49,861                    31,360
Securities available for sale (cost of
  $375,218,000 and $303,172,000)                                           391,100                   336,857
Securities held to maturity (fair value of
  $376,552,000 and $367,489,000)                                           369,954                   362,768
Loans                                                                    1,239,582                 1,236,443
Less allowance for loan losses                                              23,193                    22,458
                                                                       -----------               -----------
  Net loans                                                              1,216,389                 1,213,985
Premises and equipment                                                      59,071                    54,468
Other assets                                                                71,541                    58,503
                                                                       -----------               -----------
                                                                       $ 2,298,952               $ 2,251,100
                                                                       ===========               ===========

Deposits:
  Noninterest bearing                                                  $   328,095               $   353,109
  Interest bearing                                                       1,345,295                 1,296,385
                                                                       -----------               -----------
                                                                         1,673,390                 1,649,494

Securities sold under agreement to repurchase and
  other short-term borrowings                                              192,289                   198,395
Federal Home Loan Bank borrowings                                          147,263                   120,450
Accrued expenses and other liabilities                                      31,005                    34,011
Long-term debt                                                              13,669                    16,170
                                                                       -----------               -----------
  Total liabilities                                                      2,057,616                 2,018,520

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value; authorized
    10,000,000 shares; issued and outstanding
    2,591,336 shares;                                                          518                       518
    Class B non-voting, $.20 par value; authorized
    40,000,000 shares; issued and outstanding
    10,938,951 shares                                                        2,188                     2,188
Paid in capital                                                             21,601                    21,601
Retained earnings                                                          206,252                   186,377
Net unrealized gains on securities available for
    sale (net of tax)                                                       10,777                    21,896
                                                                       -----------               -----------
Total stockholders' equity                                                 241,336                   232,580
                                                                       -----------               -----------
                                                                       $ 2,298,952               $ 2,251,100
                                                                       ===========               ===========





See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Income
(Unaudited)
(In Thousands Except Per Share Data)

                                                                 Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                                  1998             1997           1998         1997
                                                           -----------      -----------     -----------  ---------
Interest income:

  Loans                                                        $27,487          $ 26,001         $82,786      $75,935
  Investment securities:
    Taxable                                                      10,557           10,187          30,832       30,180
    Non-taxable                                                     380              326           1,096        1,042
    Dividends                                                       532              197           1,588          530
  Mortgages held for sale                                           803              474           2,461        1,073
  Short-term investments                                            492              794           1,477        2,003
                                                               --------          -------        --------     --------
    Total interest income                                        40,251           37,979         120,240      110,763
Interest expense:
  Deposits                                                       16,142           15,159          47,319       44,668
  Short-term borrowings                                           2,278            2,644           6,752        6,584
  Federal Home Loan Bank borrowings                               1,546              698           4,460        1,940
  Long-term debt                                                    341              352           1,003        1,117
                                                               --------          -------        --------      -------
  Total interest expense                                         20,307           18,853          59,534       54,309
                                                               --------          -------        --------      -------
Net interest income                                              19,944           19,126          60,706       56,454
Provision for loan losses                                         1,531            1,840           4,511        6,064
                                                               --------          -------        --------     --------
Net interest income after provision for loan losses              18,413           17,286          56,195      50,390
Noninterest income:
  Service charges and fees to customers                          13,169           10,459          37,477      29,399
  Trust services                                                  1,438            1,416           4,816        5,081
  Gains on securities sales                                       1,915              389           4,211        5,002
  Other income                                                      699              660           1,720        1,294
                                                               --------          -------        --------     --------
  Total noninterest income                                       17,221           12,924          48,224       40,776
                                                               --------          -------        --------     --------
Noninterest expense:
  Salaries and employee benefits                                 10,962            9,689          32,397       29,086
  Occupancy and equipment                                         2,695            2,672           7,543        7,170
  Fees and insurance                                              3,859            2,876          10,905        8,133
  Other expenses                                                  6,322            4,986          17,408       14,381
                                                               --------          -------        --------     --------
    Total noninterest expense                                    23,838           20,223          68,253       58,770
                                                               --------          -------        --------     --------

Income before income taxes                                       11,796            9,987          36,166       32,396
Income tax provision                                              4,195            3,608          12,840       11,554
                                                               --------          -------        --------     --------
    Net income                                                 $  7,601          $ 6,379        $23,326       $20,842
                                                               ========          =======        =======       =======

Weighted average shares outstanding                              13,530           13,539          13,530       13,544
                                                               ========          =======        ========     ========

Basic net income per share                                     $    .56          $   .47        $   1.72     $   1.54
                                                                =======           ======         =======      =======







See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)  (In Thousands)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                           ----------------------
                                                                            1998           1997
                                                                          --------         ------

Net cash flows from operating activities                              $     (349)     $     5,097

Cash flows from investing activities:
  Proceeds from maturities of held to maturity securities                 75,654           40,005
  Purchase of held to maturity securities                                (82,840)        (102,373)
  Proceeds from maturities of available for sale securities               40,588           49,982
  Proceeds from sales of available for sale securities                    19,194           79,317
  Purchase of available for sale securities                             (127,140)         (42,968)
  Net increase in loans                                                   (6,915)         (56,303)
  Capital expenditures                                                    (8,829)          (6,472)
  Proceeds from derivative financial instrument                              697                -
  Other                                                                      (35)             (12)
                                                                         -------          --------
Net cash flows from investing activities                                 (89,626)         (38,824)
                                                                         -------          --------
Cash flows from financing activities:
  Increase in deposits                                                    23,896           31,089
  (Decrease)/Increase in securities sold under agreement
     to repurchase and other short-term borrowings                        (6,106)          42,580
  Net increase/(decrease) in Federal Home Loan Bank borrowings            26,813           (1,044)
  Cash dividends paid                                                     (3,450)          (3,050)
  Repayment of long term debt                                             (2,501)          (2,535)
  Purchase of common stock                                                     -             (360)
  Other                                                                     (800)             (57)
                                                                          ------           -------
Net cash flows from financing activities                                  37,852           66,623
                                                                          ------           -------
Net (decrease)/increase in cash and cash equivalents                     (52,123)          32,896

Cash and cash equivalents at January 1                                   193,159          159,837
                                                                         -------          -------
Cash and cash equivalents at September 30                             $  141,036      $   192,733
                                                                         =======         ========















See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Notes To Consolidated Condensed Financial Statements

A.  GENERAL

The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 1998, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1997 annual report and Form 10-K. Certain 1997 amounts have been reclassified to conform to 1998 classifications. The results of operations for the unaudited nine-month period ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire calendar year 1998.

B.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for the loan losses are summarized as follows:

                                                                           1998             1997
                                                                          ------           -----
                                                                       (Amounts in Thousands)

Balance, January 1                                                     $22,458           $20,157
  Provision for loan losses                                              4,511             6,064
  Charge-offs                                                           (5,890)           (6,059)
  Recoveries                                                             2,114             2,154
                                                                       -------          --------
Balance, September 30                                                  $23,193           $22,316
                                                                       =======           =======

C.  INVESTMENT SECURITIES

During the first nine months of 1998 and 1997, the Company realized $4,211,000 and $5,002,000, respectively, in profits on the sale of securities available for sale. During the first nine months of 1998 and 1997, the Company did not sell any held to maturity securities.

D.    COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS130), "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company's "other comprehensive income" is comprised of unrealized gains and losses on debt and equity securities classified as available for sale. "Other comprehensive income" for the first nine months of 1998 and 1997 was a negative $11,119,000, net of tax; and a positive $12,894,000, net of tax, respectively. Thereby, total "comprehensive income" for the first nine months of 1998 was $12,207,000 as compared to book net income of $23,326,000. For the first nine months of 1997 total "comprehensive income" was $33,736,000 as compared to book net income of $20,842,000.

The 1998 decrease in unrealized gains and losses on debt and equity securities classified as available for sale since December 31, 1997, was due principally to the decline in the market value of Transcrypt International, Inc., a Lincoln, Nebraska based company that first sold shares in the public stock market in 1997. At December 31, 1997, the Company's original investment of $429,000 had a market value of $17 million; at September 30, 1998, the stock had a market value of $1.8 million. The decline in the market value of Transcrypt and a net decrease in the market value of other available for sale securities totaled $17,803,000. During the first quarter of 1998, the Company settled a "collar" on 200,000 shares of Transcrypt and realized $697,000. Under the deferral method of accounting, the gain, net of tax, was deferred and will be recognized in the same period as the gains or losses on the item being hedged.

                                   FINANCIAL REVIEW
                      Nine Months Ended September 30, 1998 and 1997

Results of Operations
Net income for the nine months ended September 30, 1998, was $23,326,000 or $1.72 per share as compared to $20,842,000 or $1.54 per share for the same period one year ago. Net income for the three months ended September 30, 1998, was $7,601,000 or $.56 per share as compared to $6,379,000 or $.47 per share for the same period one year ago. Net income for the first nine months of 1998 includes $4,211,000 in pre-tax gains primarily from the sale of investments in the Company's Global Fund, as compared to pre-tax gains of $5,002,000 for the same period one year ago. If the securities gains were excluded for both periods, net income would have been $20,589,000 and $17,590,000, respectively. On a per share basis, earnings would have been $1.52 per share and $1.30 per share respectively.

Net Interest Income
Net interest income (interest income less interest expense) was $19,944,000 for the third quarter of 1998, compared to $19,126,000 for the third quarter of 1997, $20,637,000 for the second quarter of 1998, and $20,125,000 for the first quarter of 1998. The primary reason for the increase in net interest income was an increase in earning assets. Earning assets at September 30, 1998, September 30, 1997, and December 31, 1997 were $2,074 million, $1,896 million, and $2,004 million, respectively. The net yield on earning assets (net interest income divided by earning assets) decreased slightly to approximately 4.07% as of September 30, 1998 from 4.16% as of September 30, 1997. Loans were $1,240 million at the end of September 1998, as compared to $1,174 million at the same time a year ago, a 5.6% increase. Investments were $761 million at September 30, 1998, compared to $652 million at September 30, 1997, a 16.7% increase.

Provision for Loan Losses
The provision for loan losses was $4,511,000 for the first three quarters of 1998, as compared to $6,064,000 as of September 30, 1997, a 25.6% decrease. For the first nine months of 1998 net charge-offs were $3,776,000 compared to $3,905,000 for the same period a year ago. Credit card charge offs have stabilized in the past year. Net credit card charge offs totaled $3.4 million for the first nine months of 1998 and $3.7 million for the first nine months of 1997. As a percentage of loans outstanding, the loan loss reserve was 1.9% as of September 30, 1998 and 1997. Overall, management believes the credit quality of the loan portfolio remains sound, although management will continue to monitor credit card quality, agricultural loans and other loan trends.

The following table presents the amount of non-performing loans:

                                                          September 30, 1998      December 31, 1997
                                                      ------------------      -----------------

     Loans accounted for on a non
       accrual basis                                         $1,351,000                    $1,581,000

     Accruing loans which are contractually
       past due 90 days or more as to
       principal or interest payment                          1,704,000                     1,106,000

     Loans not included above which
     are "troubled debt restructurings"                       1,478,000                     1,530,000

The accruing loans that are contractually past due 90 days or more are in the process of resolution. Non accrual loans and troubled debt restructurings have decreased since December 31, 1997, due primarily to the pay off of two agricultural loans. Virtually all of the Company's loans are to Nebraska-based organizations, although the loan portfolio is well diversified by industry. The Nebraska economy is dependent upon the general state of the agricultural economy. The Company has $197 million in agricultural loans. The Company is concerned about low agricultural commodity prices. Fat cattle feeders have lost money for several months. Although overall yields were good for grain producers, grain prices are at three-year lows. Current weather conditions and world economic conditions are such that improvement in the general agricultural economy may not be likely over the near term. Although the Company's borrowers are in relatively good financial condition, the uncertain environment they are working under may have a negative effect on agricultural producers in general, and may have an impact on the banking sector. Recently, Congress appropriated additional dollars for "market loss adjustments" which will provide some monetary support to grain producers.

Noninterest Income
Noninterest income for the first nine months was $48,224,000 compared to $40,776,000 for the first nine months of 1997, an 18.3% increase. If securities gains were excluded, noninterest income would have been $44,013,000 compared to $35,774,000, a 23.0% increase. Computer fees increased $1,611,000 or 25.3% due to an increase in conversion and annual processing fees. Credit card fees increased $1,813,000 primarily due to an increase in interchange and merchant income. Mortgage banking income increased 58.0% over the same period one year ago because of the large volume of mortgage refinancings in the first nine months of 1998. In September 1997, the Company converted its common trust funds to mutual funds, the "Great Plains Family of Funds." Fees earned from these mutual funds are included in other service charges and fees, which accounts for the 45.5% increase in this income category. This also accounts for the 5.2% decrease in trust services income. Gains on the sale of securities were $4,211,000 in the first nine months of 1998 as compared to $5,002,000 in the first nine months of 1997, a $791,000 decrease. These gains were primarily the result of selling certain positions held in the Company's Global Fund. Other income increased 32.9% from the same period a year ago, primarily due to an increase in the gain on sale of mortgages held for sale. (As a normal course of business, First Commerce Mortgage Company holds mortgages from the time funded until the time delivered.)

The following table shows the breakdown of noninterest income and the percentage change:

                                                             (In Thousands)     Percent
                                                                   September 30,        Increase/
                                                             1998        1997          (Decrease)
                                                          -------     -------          ----------
         Computer services                              $  7,969     $  6,358              25.3%
         Credit card                                      11,411        9,598              18.9
         Mortgage banking                                  6,213        3,933              58.0
         Service charges on deposits                       4,041        4,120              (1.9)
         Other service charges and fees                    7,843        5,390              45.5
         Trust services                                    4,816        5,081              (5.2)
         Gains on securities sales                         4,211        5,002             (15.8)
         Other income                                      1,720        1,294              32.9
                                                       ---------      -------
         Total noninterest income                        $48,224      $40,776              18.3
                                                         =======      =======

Noninterest Expense
Noninterest expenses were $68,253,000 for the first nine months of 1998 as compared to $58,770,000 for the same period one year ago. This is an increase of $9.5 million or 16.1% from a year ago. Salaries and employee benefits increased $3,311,000 or 11.4% generally due to increases in the levels of pay and number of employees. Equipment expenses increased $444,000 or 11.4% due to additional equipment purchases, primarily computer related. Fees and insurance increased $347,000 or 12.7% from the same period one year ago primarily due to increased credit report and filing fees. Credit card processing fees increased $2,425,000 due to increased activity and an increase in Cabela's bucks expense, points earned from using the Cabela's credit card (joint venture with Cabela's), which can be redeemed for merchandise at Cabela's. Business development expenses increased 16.6% due primarily to increased marketing for new solicitations at Cabela's. Other expenses increased 27.0% due primarily to additional consulting fees and additional software amortization expense. A decrease in minority interest expense is related to the decrease in profits in the Cabela's credit card joint venture. Amortization of mortgage servicing rights increased $1,728,000 or 118.9% due to an increase in the volume of mortgages serviced by First Commerce Mortgage combined with a significant increase in refinancings during the first nine months of 1998, which results in the early write-off of capitalized mortgage servicing rights on loans being refinanced.

The following table shows the breakdown of noninterest expense and the percentage change:

                                                             (In Thousands)     Percent
                                                                September 30,           Increase/
                                                           1998           1997          (Decrease)
                                                        --------       ---------        ----------
         Salaries and employee benefits                  $32,397         $29,086             11.4%
         Net occupancy expense                             3,195           3,266             (2.2)
         Equipment expense                                 4,348           3,904              11.4
         Fees and insurance                                3,084           2,737              12.7
         Credit card fees                                  7,821           5,396             44.9
         Communications                                    3,327           3,245              2.5
         Supplies                                          2,001           1,861              7.5
         Business development                              2,966           2,543             16.6
         Other expenses                                    4,775           3,761             27.0
         Minority interest                                   775           1,135            (31.7)
         Goodwill amortization                               383             383             --
         Amortization of mortgage servicing rights         3,181           1,453            118.9
                                                        --------        --------
                  Total noninterest expense              $68,253         $58,770             16.1
                                                         =======         =======

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate, minority interest and goodwill amortization) divided by the sum of net interest income and noninterest income (excluding securities
gains/losses)   --  was  64.0%  and  62.2%  at  September  30,  1998  and  1997,
respectively.

Financial Condition at September 30, 1998
Total assets at September 30, 1998, were $2,299 million, compared to $2,137 million at September 30, 1997, a 7.6% increase. Total assets at December 31, 1997, were $2,251 million.

Since September 30, 1997, loans have increased from $1,174 million to $1,240 million, a 5.6% increase. Managed loans at September 30, 1998 were $1,327 million.

Loans are summarized as follows:                    September 30, 1998           September 30, 1997
                                                     -----------------           ------------------
                                                                  (In thousands)
         Real estate mortgage                           $  398,635                   $  361,215
         Consumer                                          268,891                      287,703
         Commercial and financial                          257,877                      260,091
         Agricultural                                      170,449                      139,412
         Credit card                                        98,355                       87,775
         Real estate construction                           45,375                       37,441
                                                           -------                      -------
                                                        $1,239,582                   $1,173,637
                                                        ==========                   ==========

The increase in real estate loans is primarily in commercial real estate projects in the Lincoln and Omaha markets, both of which continue to exhibit good economic growth. Agricultural loan increases are primarily in the cattle feeding sector, reflecting higher cattle inventories. The credit card increase has resulted primarily from the acquisition of a credit union portfolio. The decrease in the consumer portfolio is due primarily to increased competition in this market, as well as significant refinancings via home equity loans and home loan refinancings.

Deposits have increased from $1,606 million at September 30, 1997 to $1,673 million at September 30, 1998, a 4.2% increase. The loan to deposit ratio was 74.1% as of September 30, 1998, compared to 73.1% at September 30, 1997. Repurchase agreements and other short-term borrowings totaled $192 million at September 30, 1998, compared to $184 million at September 30, 1997, and $198 million at December 31, 1997. Federal Home Loan Bank borrowings totaled $147 million at September 30, 1998, compared to $72 million at September 30, 1997, and $120 million at December 31, 1997. Long-term debt consisting of Company capital notes decreased $2.5 million since September 30, 1997 and December 31, 1997 because of the annual principal payment. In addition to repurchase agreements and Federal Home Loan Bank borrowings, the Company has utilized
commercial  paper  and  the   securitization   of  credit  card  receivables  as
supplemental funding sources. The Company has increased the utilization of non-traditional (non-deposit) funding sources because of cost, liquidity, and interest rate risk management factors. Stockholders' equity to assets was 10.0% as of September 30, 1998. The net unrealized gains on available for sale securities decreased $11,119,000 since December 31, 1997.

The 1998 decrease in unrealized gains and losses on debt and equity securities classified as available for sale since December 31, 1997, was due principally to the decline in the market value of Transcrypt International, Inc., a Lincoln, Nebraska based company that first sold shares in the public stock market in 1997. At December 31, 1997, the Company's original investment of $429,000 had a market value of $17 million; at September 30, 1998, the stock had a market value of $1.8 million. The decline in the market value of Transcrypt and a net decrease in the market value of other available for sale securities totaled $17,803,000. During the first quarter of 1998, the Company settled a "collar" on 200,000 shares of Transcrypt and realized $697,000. Under the deferral method of accounting, the gain, net of tax, was deferred and will be recognized in the same period as the gains or losses on the item being hedged.

On June 29, 1998, the Company opened a new national-chartered bank, Western Nebraska National Bank, Valentine, Nebraska. The new Valentine bank purchased the assets and assumed the liabilities of the existing Loan Production Offices in Valentine, Nebraska, and Mullen, Nebraska, from the Company's North Platte Bank, Western Nebraska National Bank, North Platte, Nebraska. The new Valentine bank opened with assets of approximately $14 million. At the end of an eighteen-month statutory holding period, the Company intends to merge the Valentine bank into the North Platte bank, subject to regulatory approval.

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

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       For Capital          Prompt Corrective
                                                     Actual         Adequacy Purposes       Action Provisions
                                                 -------------     ------------------     ----------------
                                                Amount     Ratio     Amount     Ratio       Amount        Ratio
                                               --------------  ------------------     ----------------
As of September 30, 1998:
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $245,885    16.8%    $116,789     8.0%           N/A      N/A
     National Bank of Commerce                  115,392    12.5       73,638     8.0        $92,048     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               225,511    15.5       58,394     4.0            N/A      N/A
     National Bank of Commerce                  103,886    11.3       36,819     4.0         55,229      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               225,511    10.2       88,548     4.0            N/A      N/A
     National Bank of Commerce                  103,886     8.3       50,270     4.0         62,837      5.0

As of December 31, 1997:
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $226,623    14.9%    $121,724     8.0%           N/A      N/A
     National Bank of Commerce                  108,772    12.1       71,956     8.0        $89,945     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               205,459    13.5       60,862     4.0            N/A      N/A
     National Bank of Commerce                   97,499    10.8       35,978     4.0         53,967      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               205,459     9.7       84,362     4.0            N/A      N/A
     National Bank of Commerce                   97,499     8.1       48,046     4.0         60,058      5.0


Year 2000

The Company's assessment of internal Year 2000 issues is complete and the Company is in the process of upgrading any computer hardware, software, and other systems that are not Year 2000 ready and intends to have the upgrades completed by the end of 1998. The Company plans to have all systems modified, if necessary, and tested well in advance of 2000. The Company will continue testing its systems throughout 1999 to insure they will function properly. In addition, connectivity testing will be performed between the Company and outsource service providers during 1999.

If critical outsource service providers are unable to resolve Year 2000 issues in time, the conversion is delayed significantly, or major problems arise as a result of the conversion, the Company would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have significant adverse impact on the financial condition and results of the operations of the Company. Contingency plans are already in place or will be established for any critical outsource service providers failing to meet internal testing criteria. The Company is addressing the Year 2000 issue with its major bank customers to insure they will be Year 2000 ready.

The Company estimates the total costs, including costs incurred to date, of addressing Year 2000 issues will be approximately $2 million. Scheduled systems upgrades and enhancements which would have taken place anyway, are not included as a Year 2000 expense, even though some might include a Year 2000 solution.

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


                                            FIRST COMMERCE BANCSHARES, INC.



Date:  November 13, 1998                By:  James Stuart Jr.
     --------------------------              ----------------
                                             James Stuart, Jr., Chairman and CEO



Date:  November 13, 1998               By:  Donald Kinley
     --------------------------             -------------
                                            Donald Kinley, Vice President and
                                            Treasurer (Chief Accounting Officer)