Form 10-K
period 1998-12-31
FIRST COMMERCE BANCSHARES INC
filed 1999-03-25
CIK 768532

United States Securities and Exchange Commission
FORM 10-K      Washington, D.C.  20549

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
---

For the fiscal year ended             December 31, 1998
                          ------------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from____________ to ________________________________

Commission file number          0-14277

                           FIRST COMMERCE BANCSHARES, INC.
 ............................................................................
               (Exact name of registrant as specified in its charter)

                            Nebraska                           47-0683029
                     --------------------                  -------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

  NBC Center, 1248 O Street, Lincoln, NE                         68508
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (402) 434-4110
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:      NONE
                                                           ------------------

Securities registered pursuant to Section 12(g) of the Act:

     Class A Common Stock, $.20 Par Value; Class B Common Stock, $.20 Par Value
--------------------------------------------------------------------------------
                                  (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X Yes      No
                                        ----   -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
     As of February 26, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant was $151.8 million. For purposes of this computation only, the market value per share has been determined to be $27.25 for Class A shares and $26.125 for Class B shares, which is the average of the high and low trading range on February 26, 1999. "Affiliates" have been deemed to include all officers, directors and persons or groups of persons who have filed a Schedule 13-D with respect to the Company's common stock.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at February 26, 1999
                                                     --------------------------
     Class A Common Stock, $.20 Par Value                 2,583,319 shares
                                                         -----------------
     Class B Common Stock, $.20 Par Value                10,928,951 shares
                                                         -----------------

DOCUMENTS INCORPORATED BY REFERENCE

1998 Annual Report to Shareholders - Parts I, II and IV
Proxy  Statement  for Annual  Shareholder's  Meeting to be held April 20, 1999 -
Part III


INDEX
                                                      PART I

                                                                                        Page Number in:
                                                                                        ---------------
                                                                                        Form     Annual
                                                                                        10-K     Report
ITEM 1.         Business                                                                ----     ------
                    General--------------------------------------------------------------3
                    Statistical Disclosures
                      Distribution of Assets, Liabilities and
                      Shareholder's Equity; Interest Rates and
                      Interest Differential---------------------------------------------------------28
                      Investment Portfolio----------------------------------------------------------33
                      Loan Portfolio----------------------------------------------------------------34
                      Summary of Loan Loss Experience-----------------------------------------------37
                      Deposits----------------------------------------------------------19,28 & 41
                      Return on Equity and Assets-------------------- ------------------------------30
                      Short-term Borrowings------------------------- -------------------------------19
ITEM 2.         Properties 13
ITEM 3.         Legal Proceedings-------------------------------------------------------14
ITEM 4.         Submission of Matters to a Vote of Security
                     Holders -----------------------------------------------------------14
                Executive Officers------------------------------------------------------14

                                                      PART II

ITEM 5.         Market for the Registrant's Common Stock and
                    Related Stockholder Matters-----------------------------------------15
ITEM 6.         Selected Financial Data-------------------------------------------------15
ITEM 7.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operation----------------------------------15
ITEM 7A.        Quantitative and Qualitative Disclosures About
                    Market Risk---------------------------------------------------------15
ITEM 8.         Financial Statements and Supplementary Data-----------------------------16
ITEM 9.         Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure---------------------------------16

                                                     PART III

ITEM 10.        Directors and Executive Officers of the
                    Registrant----------------------------------------------------------16
ITEM 11.        Executive Compensation--------------------------------------------------16
ITEM 12.        Security Ownership of Certain Beneficial Owners
                    and Management------------------------------------------------------16
ITEM 13.        Certain Relationships and Related Transactions--------------------------16

                                                      PART IV

ITEM 14.        Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K-------------------------------------------------17
                Signatures 19


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

ITEM 1.         BUSINESS

General

First Commerce Bancshares, Inc. is a bank holding company having its principal place of business in the NBC Center, 1248 O Street, Lincoln, Nebraska 68508. First Commerce was incorporated under the laws of the State of Nebraska on May 2, 1985. First Commerce owns the following number of shares (excluding directors' qualifying shares held by Directors of the Banks, as to which shares First Commerce is required to repurchase upon the resignation of the individual director in accordance with a repurchase agreement) and percentage of outstanding shares of the following banks:

                                                   No. of Shares    Percent
                                                   -------------    -------
National Bank of Commerce Trust &
 Savings Association, Lincoln, Nebraska                499,300       99.86%
First National Bank & Trust Co. of
 Kearney, Nebraska                                      19,772.5     98.86%
Overland National Bank of
 Grand Island, Nebraska                                 88,180       97.98%
Western Nebraska National Bank,
 North Platte, Nebraska                                 30,746       99.37%
City National Bank and Trust Co.,
 Hastings, Nebraska                                      9,920       99.20%
First National Bank of West Point, Nebraska              4,800       96.00%
The First National Bank of McCook, Nebraska              6,000      100.00%
Western Nebraska National Bank
 Valentine, Nebraska                                     6,000      100.00%

As of December 31, 1998, First Commerce reported consolidated total assets of $2,384,745,000, total deposits of $1,728,500,000 and total stockholders' equity of $248,646,000.

As of December 31, 1998 First Commerce and its subsidiaries had a staff of approximately 1,211 employees on a full-time equivalent basis. First Commerce considers its employee relations to be good. The National Bank of Commerce Trust and Savings Association offers trust services to each of the communities in which First Commerce subsidiary banks are located under the trade name of First Commerce Trust Services.

National Bank of Commerce Trust & Savings Association (the "Lincoln Bank")
----------------------------------------------------------------------------
The Lincoln Bank traces its origin through mergers and acquisitions to 1902, and has been engaged in the banking business continuously since that date. The Lincoln Bank conducts a general commercial banking business from its offices in the NBC Center in Lincoln, Nebraska. The Lincoln Bank's business includes the usual banking functions of accepting demand and time deposits, and the extension of personal, agricultural, commercial, installment and mortgage loans. In addition, the Bank operates a Trust Department, which provides both personal trust and corporate financing services; a Correspondent Bank Department, which serves approximately 300 banks in the surrounding area; and a MasterCard/VISA Credit Card Department. To accommodate its customers, the Lincoln Bank operates seven detached facilities and 45 automated "Bank In The Box" teller machines located throughout the Lincoln area.

The Lincoln Bank has five active non-banking subsidiaries. The Lincoln Bank owns all of the issued and outstanding stock of (1) First Commerce Technologies, Inc., which provides data processing services to the Lincoln Bank, to the other subsidiary banks, and to approximately 255 other banks; (2) Peterson Building Corporation, which owns and operates the Rampark Parking Garage located adjacent to the NBC Center; (3) Commerce Court, Inc., which owns the Commerce Court building located adjacent to the NBC Center; (4) First Commerce Mortgage Company, a company engaged in the purchasing of residential loans to be packaged for resale as mortgage-backed securities, while retaining the servicing rights of the underlying mortgages; and (5) Cabela's LLC (80% ownership of voting stock; 50% total ownership), a company formed in 1995 with Cabela's, a catalog sales company, for the purpose of issuing a "co-branded" credit card. This joint venture had 90,000 active accounts as of December 31, 1998.

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

The Kearney Bank is located on the northeast corner of First Avenue and 21st Street in the southern part of the central business district of Kearney. The main banking premises was constructed in 1976. A new addition/remodeling project, with an approximate total cost of $3.2 million, is in the process of being completed (estimated completion date of January 1999. The Kearney Bank presently operates three detached facilities and 12 automated "Bank In The Box" teller machines located throughout the Kearney area, one each in Holdrege and Odessa, Nebraska.

The Kearney Bank recently opened a loan/deposit production office in Holdrege, Nebraska.

Overland National Bank of Grand Island (the "Grand Island Bank")
---------------------------------------------------------------
The Grand Island Bank was granted a national charter in 1934, and has been engaged in the banking business continuously since that date. The Grand Island Bank conducts a general commercial banking business from its offices in Grand Island, Nebraska, including the usual banking functions of accepting demand and time deposits, and the extension of personal, installment, agricultural, commercial and mortgage loans.

The Grand Island Bank is located on the northwest corner of Third and Wheeler Streets in the center of the downtown business district of Grand Island. The building housing the main banking offices was constructed in 1959. Additionally, the Grand Island Bank owns and operates two detached drive-up facilities. The Bank owns all facilities. The Grand Island Bank operates 9 automated "Bank In The Box" teller machines located in Grand Island, and one located at Bosselman's at I-80 and Hwy 281.

The Grand Island Bank has a loan/deposit production office in Wood River, Nebraska and in Cairo, Nebraska. An ATM machine is located at each of these locations.

Western Nebraska National Bank (the "North Platte Bank")
-------------------------------------------------------
The North Platte Bank opened for business on September 17, 1963, and since that time has conducted a general commercial banking business from its banking office in North Platte, Nebraska. The North Platte Bank's business includes the usual banking functions of accepting demand and time deposits and the extension of personal, agricultural, commercial, installment and mortgage loans.

The North Platte Bank is located at the corner of Third and Dewey Streets in the downtown business district of North Platte. The North Platte Bank owns the land and building composing the banking premises. The North Platte Bank owns and operates three detached facilities in North Platte.

In addition to its North Platte locations, the North Platte Bank operates two full service branches in Alliance and Bridgeport.

The North Platte Bank has a loan/deposit production office in Hyannis, Nebraska. In June 1998, the North Platte Bank sold the assets of two former loan production offices in Valentine and Mullen, to a newly chartered bank in Valentine, Western Nebraska National Bank of Valentine. The Mullen loan production office is currently operating as a loan production office for the Valentine Bank. The newly chartered bank is also a subsidiary of First Commerce Bancshares, Inc. During, January 2000, at the end of an eighteen-month waiting period, First Commerce plans to merge the Valentine Bank back into the North Platte bank.

The North Platte Bank has nine automated "Bank In The Box" teller machines in North Platte, three in Alliance, one each in Bridgeport, Hershy, Hemingford, Sutherland, Thedford, and Hyannis, Nebraska.

A new main bank facility opened in downtown North Platte in April 1997. Total cost of this new facility was approximately $5.8 million. A new branch facility was recently completed in Alliance, with a total cost of approximately $880,000.

City National Bank and Trust Co. (the "Hastings Bank")
-----------------------------------------------------
The Hastings Bank opened for business in January of 1934, and has been engaged in the banking business continuously since that date. The Hastings Bank conducts a general commercial banking business from its offices in Hastings, Nebraska, including the usual banking functions of accepting demand and time deposits and the extension of personal, installment, agricultural, commercial, and mortgage loans.

The Hastings Bank is located on the northwest corner of Third and Lincoln Streets in the northwest part of the downtown business district of Hastings. The building housing the main banking offices is owned by the Hastings Bank and was constructed in 1969. The facility was remodeled in 1998 for approximately $750,000. The Hastings Bank also owns and operates one detached banking facility which is located near the city's only retail shopping center approximately three miles to the north, and 11 automated "Bank In The Box" teller machines.

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

The West Point Bank operates one automated "Bank In The Box" teller machine in West Point and one in Snyder, Nebraska.

The West Point Bank is located in the central business district of West Point. The building, which houses the main offices, was constructed in 1964 and was added onto in 1993. The West Point Bank owns the building.

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

The McCook Bank is located in the downtown business district of McCook. The building that houses the Bank's offices was constructed in 1975, and is owned by the McCook Bank.

The McCook Bank opened a loan production office in Goodland, Kansas in 1997, and opened a loan production office in Burlington, Colorado in January 1998.

Western Nebraska National Bank (the "Valentine Bank")
-----------------------------------------------------
In June 1998, the Company opened to new-chartered bank in Valentine, Nebraska, named Western Nebraska National Bank. The Valentine Bank acquired the assets and assumed the deposits of the North Platte Bank's loan/deposit production offices in Valentine and Mullen, Nebraska. The Valentine Bank operates one automated teller machine in Valentine, and operates one automated teller machine in Mullen.

The Mullen location operates as a loan/deposit production office.

A new main bank facility will be built in 1999 at 105 North Main, Valentine Nebraska, at an approximate totalcost of $1.2 million.

It is First Commerce's intent to merge the Valentine Bank into the North Platte Bank in January 2000.

First Commerce Bank of Colorado, NA (the "Colorado Bank")

The Company has received approval to charter a new bank in northern Colorado Springs, Colorado. It is the Company's intent to open for business sometime in May 1999.

The Colorado Bank will build a new building at the corner of Struthers Road and Gleneagle Drive, with a total cost including land, building and equipment of approximately $2.5 million.

First Commerce will own 100% of a new holding company named First Commerce Bancshares of Colorado, Inc., which will in turn own the Colorado Bank.


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

As of October 1997, First Commerce converted the Lincoln Bank's common trust funds into mutual funds. First Commerce Investors advise the funds. Currently there are five funds, all under the name of the Great Plains Family of Funds. There are two equity funds, two bond funds, and an international fund. At December 31, 1998, assets in these funds totaled $422 million.

First Commerce owns 50% of the stock of Community Mortgage Co. Woods Brothers Realty, Inc. (a real estate agency) owns the other 50%. Community Mortgage Co. originates and sells residential real estate loans.

Competition
------------
First Commerce faces intense competition from other commercial banks in all activities. In addition, other financial institutions compete throughout Nebraska and the Midwest for most of the services First Commerce provides. Thrift institutions, as well as finance companies, leasing companies, insurance companies, mortgage bankers, investment-banking firms, pension trusts and others provide competition for certain banking and financial services. First Commerce's subsidiary banks also compete for interest-bearing funds with money market mutual funds and issuers of commercial paper and other securities.

The Nebraska Bank Holding Company Act permits bank holding companies to own and operate more than one subsidiary bank. Under the law, an acquisition by a bank holding company of additional subsidiary banks is permitted so long as after consummation of the acquisition, the subsidiary banks of such bank holding company do not exceed nine in number (subject to certain statutory exceptions) and do not have deposits greater than 14% of total deposits of all banks, thrift institutions and savings and loan associations in the State of Nebraska as determined by the Nebraska Director of Banking and Finance as of the most recent calendar year end. At December 31, 1998, First Commerce had total deposits of approximately $1,728,500,000, which is below the limitation.

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

Federal Legislation
-------------------
The federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 increased the ability of bank holding companies, including First Commerce, to make interstate acquisitions and to operate subsidiary banks. Adequately capitalized and adequately managed bank holding companies are permitted to make acquisitions of banks located anywhere in the United States without regard to the provisions of any state laws that may prohibit such acquisitions. Interstate acquisitions are not permitted, however, if the potential acquirer would control more than 10 percent of the insured deposits in the United States or more than 30 percent of insured deposits in the home state of the bank to be acquired or in any state in which such bank has a branch. States may enact statutes increasing the 30% limit and may also lower such limit if they do so on a non-discriminatory basis. Nebraska's limit of 14% applies to both in-state and out-of-state holding companies. States also are permitted to prohibit acquisitions of banks that have been established for fewer than five years. The Nebraska legislature has enacted such a five-year requirement. The Board of Governors of the Federal Reserve System is required to consider the applicant's record under the federal Community Reinvestment Act in determining whether to approve an interstate banking acquisition.

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

Supervision and Regulation; Effect of Government Policies
----------------------------------------------------------
Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a bank holding company, First Commerce is subject to regulation under the Bank Holding Company Act of 1956, which requires First Commerce to register with the Federal Reserve Board and subjects First Commerce to the Board's examination and reporting requirements. The Act requires prior approval of the Federal Reserve Board for bank acquisitions (which includes the acquisition of substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, a bank holding company would own, directly or indirectly, more than five percent of the voting shares of such bank). The Act limits the ability of First Commerce to engage in, or to acquire direct or indirect control of the voting shares of any company engaged in any non-banking activity. One of the principal exceptions to this limitation is for activities found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto (such as making or servicing loans, performing certain data processing services, providing certain trust, fiduciary and investment services, and engaging in certain leasing transactions).

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

The Company's eight subsidiary banks are all chartered as national banks and, therefore, fall under the supervision and regulation of both the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation Act of 1991 (FDICIA) includes a variety of supervisory measures. FDICIA prescribed a system of prompt regulatory action when any financial  institution  falls  below  minimum  capital  standards.  FDICIA  also requires regulatory agencies to prescribe standards related to internal operations and management, including "internal controls information and audit systems," "loan documentation," "credit underwriting," "interest rate exposure," "asset growth," and such other operational and management standards as the agencies deem appropriate. FDICIA also requires that regulatory agencies prescribe compensation standards for executive officers, employees, directors, and principal shareholders of insured depository institutions. FDICIA authorizes regulatory agencies to treat as an "unsafe and unsound practice" any failure by an institution to correct a deficiency that leads to a "less-than-satisfactory" examination rating for asset quality, management, earnings, or liquidity. This permits the agencies to bring an enforcement action against the institution and impose sanctions.

Federal Reserve Board's Regulation O governs loans to directors, officers and principal shareholders of member banks and their related interests. FDICIA imposed a cap on total extensions of credit to insiders equal to 100% of the institution's capital, although the Federal Reserve has subsequently increased the cap to 200% of capital for adequately capitalized banks with less than $100 million in deposits.

Incorporated in FDICIA was the Truth-in-Savings Act, which applies to depository accounts offered by depository institutions. This act imposes requirements concerning disclosure of terms, conditions, fees, and yields to advertisements and general solicitations, to periodic account statements, and to certain dealings between customers or potential customers and a depository institution. The Act aims to achieve standardization of the method of calculating an "annual percentage yield" and provides for civil liability and administrative enforcement mechanisms.

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

Dividends
----------
Under applicable federal statutes, the approval of the Comptroller is required if the total of all dividends declared by a national bank in a calendar year exceeds the aggregate of the Bank's "net profits," as defined, for that year and its retained net profits for the two preceding years. Under this formula, First Commerce's subsidiary banks could declare aggregate dividends as of December 31, 1998, without the further approval of the Comptroller, of approximately $21,000,000.

Under Federal Reserve Board policy, First Commerce is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such banks in circumstances where it might not do so absent such policy.

The FDIC and the Comptroller have authority under federal law to take certain enforcement actions against a national bank found to be engaged in conduct that, in their opinion, constitutes an unsafe or unsound banking practice. Depending upon the financial condition of the bank in question, and other factors, the payment of dividends or other payments might under some circumstances be considered by the FDIC and/or the Comptroller to be an unsafe or unsound banking practice. In such case, the Comptroller could, among other things, commence cease and desist proceedings and the FDIC could commence a proceeding to terminate deposit insurance.




Capital Requirements
---------------------
The Company and its subsidiaries are subject to various regulatory requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require that the Company and its banking subsidiaries meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory practices. The Company's and its banking subsidiaries' capital classifications are subject to qualitative judgments by the regulators about components, risks weightings, and other factors.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for, among other things, greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The prompt corrective action regulations of the statute specify five capital categories with the highest rating being "well capitalized." Generally, to be "well capitalized" under the prompt corrective action provisions, an institution must have Tier 1 capital to risk weighted assets and total capital to risk weighted assets of 6% and 10%, respectively, and Tier 1 capital to quarterly average assets of 5%. At December 31, 1998, each of the Company's subsidiary banks exceeded the financial requirements for the "well capitalized" category under such regulations.

The Federal Reserve Board has issued risk-based and leverage capital guidelines for bank holding companies like First Commerce. The risk-based guidelines define a two-tier capital framework. Generally, Tier 1 capital consists of common and qualifying preferred shareholders' equity, less goodwill. Generally, Tier 2 capital consists of mandatory convertible debt, subordinated debt and other qualifying term debt, preferred stock not qualifying for Tier 1 and the allowance for loan losses, subject to certain limitations. The regulatory minimum ratio for total capital is 8%, of which 4% must be Tier 1 capital. In addition, the minimum leverage ratio of Tier 1 capital to quarterly average assets is 4%. On December 31, 1998, First Commerce's total capital ratio was 15.4%, its Tier 1 ratio was 14.0%, and its Tier 1 leverage ratio was 10.0%.

Foreign Operations
-------------------
The Company and its subsidiaries do not engage in any material foreign activities.

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

At December 31, 1998, First Commerce's subsidiary financial institutions operated a total of eight main banking houses (including the Lincoln Bank's NBC Center location), 18 detached facilities, and 110 automated teller machines. All of the facilities are owned by the respective banks, with the exception of the Lincoln Bank, which is housed in the First Commerce owned NBC Center.

Additional information with respect to premises and equipment is presented on Page 18 of the Notes to Financial Statements in First Commerce's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

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

Executive Officers of the Registrant
-------------------------------------
The present executive officers of First Commerce, their respective ages and the year each was first elected an officer, are set forth in the following table:

                                                 Present Office                            Year First
       Name                             Age        or Position                          Elected Officer
      ------                           -----     ---------------                        ---------------
James Stuart, Jr.                        56      Chairman and Chief                            1973
                                                 Executive Officer

Brad Korell                              50      Executive Vice President                      1990

Stuart Bartruff                          44      Executive Vice President                      1987
                                                 and Secretary (Principal
                                                 Financial Officer)

Mark Hansen                              43      Senior Vice President                         1994

Donald Kinley                            48      Senior Vice President and Treasurer           1977
                                                 (Principal Accounting Officer)

The occupations of the executive officers for the last five years are as follows:

James Stuart, Jr. was elected Chairman of the Board and Chief Executive Offi-cer on January 19, 1988. Mr. Stuart,Jr. had served as President and Chief Exe-cutive Officer of First Commerce since May 3, 1985. Mr. Stuart, Jr.
also serves as Chairman and Chief Executive Officer of the Lincoln Bank, Chairman of the North Platte Bank, and as a director of the remaining subsi-diary banks except the West Point Bank.

Brad Korell has served as Executive Vice President of First Commerce and as President of the Lincoln Bank since March 7, 1990. Prior to March 1990, Mr. Korell had served as Executive Vice President and Senior Loan Officer of the Lincoln Bank since December 1987.

Stuart Bartruff has served as Executive Vice President and Secretary since April of 1994. Prior to April 1994, Mr. Bartruff served as Senior Vice President-Loan Services since 1988 and was elected Secretary in May of 1992.

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

Donald Kinley was elected as Senior Vice President and Treasurer in March 1999. Prior to that Mr. Kinley served as Vice President and Treasurer for more than five years.

No family relationships exist between any of the executive officers.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1998, Page 1 and Page 27.

ITEM 6.         SELECTED FINANCIAL DATA

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1998, Pages 28-31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1998, Pages 32 through 47, and captioned as "Management's Discussion and Analysis."

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1998, Pages 37 through 40, and captioned "Management's Discussion and Analysis--Market Risk."


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1998, Pages 10 through 26.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

None.
PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999, under the caption "1. Election of Class I Directors," commencing on Page 2.

For information concerning the Executive Officers, see Item 4 at Page 13.

ITEM 11.        EXECUTIVE COMPENSATION

Incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999, under the caption "Executive Compensation and Other Information."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

Incorporated by reference from the First Commerce Proxy Statement for the An-nual Meeting of Shareholders to be held April 20, 1999, under the captions "Principal Shareholders" and "1. Election of Class I Directors."

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the First Commerce Annual Report to Shareholders for the Year Ended December 31, 1998, Page 21, Footnote M and incorporated by reference from the First Commerce Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999, under the caption "Executive Compensation and Other Information."

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

Financial Statements                                                                  Page Reference
                                                                             in Annual Report to Shareholders *

     Consolidated Balance Sheets as of December 31, 1998 and 1997................................10
     Consolidated Statements of Income for the Three Years Ended December 31, 1998...............11
     Consolidated Statements of Stockholders' Equity for the Three Years Ended
          December 31, 1998......................................................................12
     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1998...........13
     Notes to Consolidated Financial Statements..................................................14
     Independent Auditors' Report................................................................26

Condensed financial statements for parent company only may be found in the Notes to Consolidated Financial Statements, Note P, Pages 23 and 24. All other schedules have been omitted because the required information is presented in the financial statements or in the notes thereto, the amounts involved are not significant or the required subject matter is not applicable.

* These items are included in First Commerce's 1998 Annual Report to Shareholders on the pages indicated and are hereby incorporated by reference in this Form 10-K. First Commerce's 1998 Annual Report to Shareholders is an integral part of this Form 10-K.

Reports on Form 8-K

There were no Form 8-K's filed in the fourth quarter of 1998.

Exhibits

The following Exhibit Index lists the Exhibits to Form 10-K.

     Exhibit Number                                                    Page No. or Incorporation
                                                                       by Reference to
     --------------                                                   -----------------------------
     (3) Articles of Incorporation and By-Laws:

         (a)  Articles of Incorporation of First Commerce              Exhibit 3.1 to Form S-1
              Bancshares, Inc.                                         No. 2-97513*

         (b)  Amendment to Articles of Incorporation dated             Exhibit 3.1(a) to Form 8-K dated
              October 19, 1993.                                        October 19, 1993*

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

     (9) Not applicable.

     (10)Material contracts.

         (a)  First Commerce Supplemental Executive Retirement and       Exhibit 10(c) to Form 10-K for
              Deferred Compensation Plan and Trust Agreement.            the year ended December 31, 1992.
                                                                         Exhibit 1 to Form 10-Q for the
                                                                         Quarter ended March 31, 1998.*

         (b) Deferred Compensation Plan and Deferred Compensation Exhibit 10(d) to Form 10-K for Trust Agreement dated April 2, 1993 between the the year ended December 31, 1993.* Company and Bradley F. Korell.

         (c) Deferred Compensation Plan and Deferred Compensation Exhibit 10(e) to Form 10-K for Trust Agreement dated April 2, 1993 between the the year ended December 31, 1993.* Company and Mark W. Hansen.

         (d) Deferred Compensation Plan and Deferred Compensation Exhibit 10(f) to Form 10-K for Trust Agreement dated April 2, 1993 between the the year ended December 31, 1993.* Company and Stuart L. Bartruff.

         (e)  Dividend Reinvestment Plan and Employee Stock              Exhibit 1 to Form 8-K dated
              Purchase Plan.                                             December 15, 1995.*

     (11)Not applicable.

     (12)Not applicable.

     (13)Annual Report to Security Holders.

     (16)Not applicable.

     (18)Not applicable.

     (19)Not applicable.

     (22)Subsidiaries of the Registrant.                                 See Item 1, Page 3.

     (23)Not applicable.

     (24)Not applicable.

     (25)Not applicable.

     (28)Not applicable.

     (29)Not applicable.

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


FIRST COMMERCE BANCSHARES, INC.


By: James Stuart, Jr.                                     Date: March 23, 1999
    --------------------------------                            ---------------
    James Stuart, Jr.
     Chairman, Chief Executive Officer
     and Director



By: Stuart Bartruff                                       Date: March 23, 1999
    --------------------------------                            ---------------
     Stuart Bartruff
     Executive Vice President and Secretary
     (Principal Financial Officer)



By: Donald Kinley                                         Date: March 23, 1999
    --------------------------------                            ---------------
     Donald Kinley
     Senior Vice President and Treasurer
     (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


David T. Calhoun                                          Date: March 23, 1999
---------------------------                                     --------------
David T. Calhoun, Director


Connie Lapaseotes                                         Date: March 23, 1999
---------------------------                                     --------------
Connie Lapaseotes, Director


__________________________                                Date:_______________
John G. Lowe, III, Director


__________________________                                Date: _____________
John C. Osborne, Director


_____________________________                             Date: ____________
Richard C. Schmoker, Director


William C. Schmoker                                       Date: March 23, 1999
-----------------------------                                   ---------------
William C. Schmoker, Director


_____________________________                             Date: _______________
Kenneth W. Staab, Director


James Stuart, Jr.                                         Date: March 23, 1999
---------------------------                                     --------------
James Stuart, Jr., Director


James Stuart, III                                         Date: March 23, 1999
---------------------------                                     ---------------
James Stuart, III, Director


Scott Stuart                                              Date: March 23, 1999
----------------------                                          ---------------
Scott Stuart, Director