Form 10-Q
period 1999-03-31
FIRST COMMERCE BANCSHARES INC
filed 1999-05-13
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Quarterly  Report under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934.

For the Quarter ended March 31, 1999           Commission File No. 0-14277

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

YES      X            NO
      -------            -------


Common stock, $.20 par value; outstanding at March 31, 1999
     Class A Common 2,583,319 shares.
     Class B Common 10,903,200 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In Thousands)

                                                                       (Unaudited)
                                                                   March 31, 1999            December 31, 1998
                                                                   --------------            -----------------
                                                                                (Amounts in Thousands)
                                                                      ASSETS
Cash and due from banks                                                $   136,587               $   135,731
Federal funds sold                                                          52,715                    31,865
                                                                       -----------               -----------
  Cash and cash equivalents                                                189,302                   167,596
Mortgages loans held for sale                                               65,183                    66,178
Securities available for sale (cost of
  $533,723,000 and $430,747,000)                                           545,192                   452,301
Securities held to maturity (fair value of
  $280,298,000 and $300,502,000)                                           278,055                   295,543
Loans                                                                    1,247,613                 1,284,007
Less allowance for loan losses                                              24,503                    24,292
                                                                       -----------               -----------
  Net loans                                                              1,223,110                 1,259,715
Federal Home Loan Bank stock, at cost                                        9,649                     9,347
Premises and equipment                                                      64,237                    62,392
Other assets                                                                72,066                    71,673
                                                                       -----------               -----------
                                                                       $ 2,446,794               $ 2,384,745
                                                                       ===========               ===========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing                                                  $   343,354               $   365,782
  Interest bearing                                                       1,394,986                 1,362,718
                                                                       -----------               -----------
                                                                         1,738,340                 1,728,500

Short-term borrowings                                                      255,406                   213,470
Federal Home Loan Bank borrowings                                          158,500                   143,625
Accrued expenses and other liabilities                                      32,348                    37,004
Long-term debt                                                              13,500                    13,500
                                                                       -----------               -----------
  Total liabilities                                                      2,198,094                 2,136,099

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value; authorized
    10,000,000 shares; issued and outstanding
    2,583,319 shares;                                                          517                       517
    Class B non-voting, $.20 par value; authorized
    40,000,000 shares; issued and outstanding
    10,903,200 and 10,928,951 shares                                         2,181                     2,186
Paid in capital                                                             21,531                    21,572
Retained earnings                                                          217,016                   210,361
Accumulated other comprehensive income                                       7,455                    14,010
                                                                       -----------               -----------
  Total stockholders' equity                                               248,700                   248,646
                                                                       -----------               -----------
                                                                       $ 2,446,794               $ 2,384,745
                                                                       ===========               ===========



See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Income
(Unaudited)
(In Thousands Except Per Share Data)

                                                                                          Three Months Ended
                                                                                                   March 31,
                                                                                                  1999          1998
                                                                                             -----------   -----------
Interest income:
  Loans                                                                                         $26,888$      $27,618
  Securities:
    Taxable                                                                                       11,191        9,998
    Nontaxable                                                                                       465          351
    Dividends                                                                                        529          450
Mortgage loans held for sale                                                                       1,054          713
Federal funds sold                                                                                   609          374
                                                                                                --------     --------
    Total interest income                                                                         40,736       39,504
Interest expense:
  Deposits                                                                                        14,866       15,281
  Short-term borrowings                                                                            2,421        2,283
  Federal Home Loan Bank borrowings                                                                1,963        1,470
  Long-term debt                                                                                     290          345
                                                                                                --------     --------
    Total interest expense                                                                        19,540       19,379
                                                                                                --------     --------
Net interest income                                                                               21,196       20,125
Provision for loan losses                                                                          1,595        1,496
                                                                                                --------     --------
Net interest income after provision for loan losses                                               19,601      18,629
Noninterest income:
  Service charges and fees to customers                                                           14,584       11,530
  Trust services                                                                                   1,571        1,736
  Gains on securities sales                                                                        1,747          839
  Other income                                                                                       673          887
                                                                                                --------     --------
    Total noninterest income                                                                      18,575       14,992
                                                                                                --------     --------
Noninterest expense:
  Salaries and employee benefits                                                                  11,553       10,704
  Occupancy and equipment                                                                          3,025        2,328
  Fees and insurance                                                                               4,853        3,402
  Other expenses                                                                                   5,797        5,407
                                                                                                --------     --------
    Total noninterest expense                                                                     25,228       21,841
                                                                                                --------     --------

Income before income taxes                                                                        12,948       11,780
Income tax provision                                                                               4,460        4,160
                                                                                                --------     --------
    Net income                                                                                  $  8,488     $  7,620
                                                                                                ========     ========

Weighted average shares outstanding                                                               13,507       13,530
                                                                                                ========     ========

Basic net income per share                                                                      $    .63     $    .56
                                                                                                ========     ========




See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)  (In Thousands)

                                                                          Three Months Ended
                                                                                  March 31,
                                                                            1999           1998
                                                                          --------       --------

Net cash flows from operating activities                                $ 12,392        $ (31,281)

Cash flows from investing activities:
  Proceeds from maturities of held to maturity securities                 24,579           28,620
  Purchase of held to maturity securities                                 (7,091)         (25,979)
  Proceeds from maturities of available for sale securities               20,223            7,081
  Proceeds from sales of available for sale securities                    19,466            6,019
  Purchase of available for sale securities                             (140,924)          (4,665)
  Net decrease in loans                                                   35,010            9,523
  Capital expenditures                                                    (3,473)          (3,233)
  Purchases of mortgage servicing rights                                  (2,332)          (2,380)
  Proceeds from derivative financial instrument                                -              697
  Other                                                                     (147)            (188)


Net cash flows from investing activities                                 (54,689)          15,495

Cash flows from financing activities:
  Increase in deposits                                                     9,840           68,836
  Increase/(decrease) in short-term borrowings                            41,936          (19,000)
  Net increase/(decrease) in Federal Home Loan Bank
      borrowings                                                          14,875          (14,850)
  Cash dividends paid                                                     (1,216)          (1,151)
  Repurchase of common stock                                                (663)               -
  Other                                                                     (769)            (766)


Net cash flows from financing activities                                  64,003           33,069

Net increase in cash and cash equivalents                                 21,706           17,283

Cash and cash equivalents at January 1                                   167,596          193,159

Cash and cash equivalents at March 31                                   $189,302         $210,442
                                                                        ========        =========


See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Notes To Consolidated Condensed Financial Statements

A.  GENERAL

The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 1999, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1998 annual report and Form 10-K. Certain 1998 amounts have been reclassified to conform to 1999 classifications. The results of operations for the unaudited three-month period ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire calendar year 1999.

B.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for the loan losses are summarized as follows:

                                                                           1999             1998
                                                                          ------           ------
                                                                       (Amounts in Thousands)

     Balance, January 1                                                $24,292           $22,458
       Provision for loan losses                                         1,595             1,496
       Charge-offs                                                      (2,087)           (2,045)
       Recoveries                                                          703               595
                                                                       -------          --------
     Balance, March 31                                                 $24,503           $22,504
                                                                       =======           =======

C.   COMPREHENSIVE INCOME

The Company's "other comprehensive income" is comprised of unrealized gains and losses on debt and equity securities classified as available for sale. "Other comprehensive income" for the first quarters of 1999 and 1998 was a negative $6,555,000, net of tax; and a negative $1,375,000, net of tax, respectively. Thereby, total "comprehensive income" for the first quarter of 1999 was $1,933,000 as compared to book net income of $8,488,000. For the first quarter of 1998 total "comprehensive income" was $6,245,000 as compared to book net income of $7,620,000.

                                FINANCIAL REVIEW
                   Three Months Ended March 31, 1999 and 1998

Results of Operations
Net income for the three months ended March 31, 1999, was $8,488,000 or $.63 per share as compared to $7,620,000 or $.56 per share for the same period one year ago. Net income for the three months ended December 31, 1998, was $5,709,000 or $.43 per share. Net income for the first three months of 1999 includes $1,747,000 in gains primarily from the sale of investments in the Company's Global fund, as compared to gains of $839,000 for the same period one year ago. If the securities gains were excluded for both periods, net income would have been $7,352,000 and $7,075,000, respectively. On a per share basis, earnings would have been $.54 per share and $.52 per share respectively.

Net Interest Income
Net interest income (interest income less interest expense) was $21,196,000 for the first quarter of 1999, compared to $20,125,000 for the first quarter of 1998, and $21,491,000 for the last quarter of 1998. The relatively stable net interest income reflects a slight increase in total earning assets and in total interest-bearing liabilities. In addition, loan volume decreased from December 31, 1998, and was replaced with lower interest-bearing investments. Earning assets at March 31, 1999, March 31, 1998, and December 31, 1998 were $2,198 million, $2,036 million, and $2,139 million, respectively. The net yield on earning assets (net interest income divided by earning assets) was approximately 4.0% as of March 31, 1999, 4.2% as of March 31, 1998 and 4.1% as of December 31, 1998. Loans were $1.248 billion at the end of March 1999, as compared to $1.225 billion at the same time a year ago, a 1.8% increase. Investments were $823 million at March 31, 1999 as compared to $678 million at March 31, 1998, a 21.4% increase.

Provision for Loan Losses
The provision for loan losses was $1,595,000 for the first three months of 1999, as compared to $1,496,000 for the first three months of 1998, a 6.6% increase The first quarter provision is a 49.3% decrease from the $3,147,000 for the fourth quarter of 1998 primarily because the first quarter of 1999 has been profitable for cattle feeders and grain prices are at breakeven levels. For the first three months of 1999 net charge-offs were $1,384,000 compared to $1,450,000 for the same period a year ago and $2,048,000 for the last quarter of 1998. Credit card charge-offs have stabilized. Net credit card charge-offs totaled $1,360,000 for the first quarter of 1999 compared to $1,332,000 million for the first quarter of 1998 and $1,406,000 million for the fourth quarter of 1998. Other consumer loan net charge-offs decreased when compared to the same period one year ago and the fourth quarter of 1998. As a percentage of loans outstanding, the loan loss reserve was 2.0% and 1.8% as of March 31, 1999 and 1998, respectively. As a whole, management believes the credit quality of the loan portfolio remains sound, with no major change in the overall quality of the loan portfolio since December 31, 1998. Management will continue to monitor agricultural loans, credit card quality, and other loan trends.

The following table presents the amount of non-performing loans:

                                                          March 31, 1999          December 31, 1998
                                                          --------------          -----------------

     Loans accounted for on a non
       accrual basis                                         $  579,000                    $  538,000

     Accruing loans which are contractually
       past due 90 days or more as to
       principal or interest payment                          1,774,000                     1,584,000

     Loans not included above which
     are "troubled debt restructurings"                       1,464,000                     1,465,000

The accruing loans that are contractually past due 90 days or more are in the process of resolution. There have been no significant changes in non accrual loans and troubled debt restructurings since December 31, 1998. Virtually all of the Company's loans are to Nebraska-based organizations, although the loan portfolio is well diversified by industry. The Nebraska economy is dependent upon the general state of the agricultural economy. The Company has $167 million in agricultural loans, excluding agricultural real estate loans. The Company is concerned about low agricultural commodity prices. Fat cattle feeders have experienced losses over the past two years, and while the first quarter of 1999 has been profitable, the earnings picture for the balance of the year is unclear. While overall yields were good for grain producers in 1998, grain prices continue to be near breakeven levels when coupled with government program payments. Current weather conditions and world economic conditions are such that improvement in the general agricultural economy may not be likely over the near term. Although the Company's borrowers are in relatively good financial condition, the uncertain environment they are working under may have a negative effect on agricultural producers in general, and may have an impact on the banking sector resulting in higher levels of non performing loans than historically experienced.

Noninterest Income
Noninterest income for the first three months of 1999 was $18,575,000 compared to $14,992,000 for the first three months of 1998, a 23.9% increase. If securities gains were excluded, noninterest income would have been $16,828,000 compared to $14,153,000, an 18.9% increase. Credit card fees increased $1,398,000 primarily due to an increase in interchange and merchant income, and increases in late, overlimit and cash advance fees. The 31.6% increase in other service charges and fees is due to several factors: increased bond sales, increased discount brokerage fees, and fees earned from the "Great Plains Family of Funds." Increased bond sales are due to more dollars available in banks to buy bonds, and increased business with the Nebraska Investment Council. An increase in discount brokerage fees is due to steady growth and a strong stock market. Increased fees earned from the "Great Plains Family of Funds" also account for a portion of the 9.5% decrease in trust services income. Computer fees increased $399,000 or 14.6% due to various fees generated from installation services, conversions, and profit on resale of equipment, and the late 1998 opening of out-of-Nebraska item processing centers by First Commerce Technologies. Mortgage banking income increased 32.8% over the same period one year primarily due to volume. Loans serviced by First Commerce Mortgage were $1.697 billion at March 31, 1999 compared to $1.228 billion at March 31, 1998. Gains on the sale of securities were $1,747,000 in the first three months of 1999 compared to $839,000 in the first three months of 1998, a $908,000 increase. These gains were primarily the result of selling certain positions held in the Company's Global Fund. Other income decreased $214,000 due primarily to venture capital losses taken in the first quarter of 1999.

The following table shows the breakdown of noninterest income and the percentage change:

                                                            (In Thousands)      Percent
                                                                   March 31,            Increase/
                                                             1999        1998          (Decrease)
                                                          -------     -------          ----------
         Credit card fees                               $  4,960       $3,562              39.2%
         Other service charges and fees                    3,222        2,449              31.6
         Computer services                                 3,134        2,735              14.6
         Mortgage banking                                  1,976        1,488              32.8
         Service charges on deposits                       1,292        1,296               (.3)
         Trust services                                    1,571        1,736              (9.5)
         Gains on securities sales                         1,747          839             108.2
         Other income                                        673          887             (24.1)
                                                          ------       ------
         Total noninterest income                        $18,575      $14,992              23.9
                                                         =======      =======

Noninterest Expense
-------------------
Noninterest expenses were $25,228,000 for the first three months of 1999 as compared to $21,841,000 for the same period one year ago. This is an increase of $3,400,000 or 15.5% from a year ago. Credit card fees increased $1,390,000 or 59.6% due to increased activity and an increase in Cabela's bucks expense, points earned from using the Cabela's credit card, which can be redeemed for merchandise at Cabela's. Equipment expenses increased $610,000 or 45.6% due to maintenance and additional depreciation expense on the equipment purchases of the last two years, primarily computer systems and software. Amortization of mortgage servicing rights increased $252,000 or 24.3% due to an increase in the volume of mortgages serviced by First Commerce Mortgage. Communications expenses decreased $117,000 or 11.1%. Other expenses increased $161,000 or 11.5% due primarily to network solutions engineers hired on a contract basis by First Commerce Technologies to work on specific projects. The increase in minority interest expense is directly related to the increase in profits in the Cabela's credit card joint venture.

The following table shows the breakdown of noninterest expense and the percentage change:

                                                             (In Thousands)               Percent
                                                                  March 31,              Increase/
                                                           1999           1998          (Decrease)
                                                        --------       ---------        ----------
         Salaries and employee benefits                  $11,553         $10,704              7.9%
         Credit card fees                                  3,724           2,334             59.6
         Equipment expense  1,948                          1,338              45.6
         Amortization of mortgage servicing rights         1,289           1,037             24.3
         Fees and insurance                                1,129           1,068              5.7
         Net occupancy expense                             1,077             990              8.8
         Business development                                949             885              7.2
         Communications                                      941           1,058            (11.1)
         Supplies                                            619             673             (8.0)
         Other expenses                                    1,557           1,396             11.5
         Minority interest                                   315             231             36.4
         Goodwill amortization                               127             127             --
                                                         -------         -------
         Total noninterest expense                       $25,228         $21,841             15.5
                                                         =======         =======

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate, minority interest and goodwill amortization) divided by the sum of net interest income and noninterest income (excluding securities gains/losses) -- was 65.2% and 62.7% at March 31, 1999 and 1998, respectively.

Financial Condition at March 31, 1999
-------------------------------------
Total assets at March 31, 1999, were $2,447 million, compared to $2,293 mil-lion at March 31, 1998, a 6.7% increase. Total assets at December 31, 1998, were $2,385 million.

Since March 31, 1998, loans have increased from $1,225 million to $1,248 mil-lion, a 1.8% increase. Managed loans at March 31, 1999 were $1,347 million.

Loans are summarized as follows:                     March 31, 1999              March 31, 1998
                                                     --------------              --------------
                                                                  (In thousands)
         Real estate mortgage                           $  405,866                   $  377,225
         Consumer                                          279,791                      276,409
         Commercial and financial                          245,106                      272,270
         Agricultural                                      167,267                      175,673
         Credit card                                        98,314                       86,751
         Real estate construction                           51,269                       37,142
                                                        ----------                   ----------
                                                        $1,247,613                   $1,225,470
                                                        ==========                   ==========

The increase in real estate and construction loans is due primarily to the strong commercial real estate activity in the Omaha and Lincoln markets. The credit card portfolio growth has occurred primarily from the acquisition of a credit union portfolio in the third quarter of 1998 and from increased Cabela's Card accounts carried in portfolio. The decrease in commercial and financial loans is attributed to paydowns and refinancings. The decline in agricultural loans largely reflects lower cattle feeding inventories resulting from losses incurred in this sector during 1998. Consumer loan growth has been relatively flat reflecting competitive pressures and debt consolidations via home loan refinancings.

Deposits have increased from $1,718 million at March 31, 1998 to $1,738 million at March 31, 1999, a 1.2% increase. The loan to deposit ratio was 71.8% as of March 31, 1999, compared to 71.3% at March 31, 1998. Short-term borrowings totaled $255 million at March 31, 1999, compared to $179 million at March 31, 1998, and $213 million at December 31, 1998. Federal Home Loan Bank borrowings totaled $159 million at March 31, 1999, compared to $106 million at March 31, 1998, and $144 million at December 31, 1998. Long-term debt consisting of Company capital notes decreased $2.5 million since March 31, 1998 because of the annual principal payment but did not change from December 31, 1998. Subsequent to March 31, 1999, the Company has redeemed the remaining balance of $13,500,000. The capital notes were refinanced with a seven-year amortizing loan from a commercial bank. The rate is fixed at 6.2%. In addition to repurchase agreements and Federal Home Loan Bank borrowings, the Company has utilized commercial paper and the securitization of credit card receivables to provide liquidity.

Stockholders' equity to assets was 9.9% as of March 31, 1999. The net unrealized gains on available for sale securities decreased $6,555,000 since December 31, 1998.

The first quarter 1999 decrease in unrealized gains and losses on debt and equity securities classified as available for sale, was due to the decline in the stock values in the Global Fund in the first three months of 1999 combined with an increase in bond yields. The first quarter 1998 decrease in unrealized gains and losses was due principally to the decline in the market value of Transcrypt International, Inc., a Lincoln, Nebraska based company that first sold shares in the public stock market in 1997. At December 31, 1997, the Company's original investment of $429,000 had a market value of $17 million; at March 31, 1998, the stock had a market value of $7 million, and at March 31, 1999, the stock had a market value of $1.1 million.

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

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       For Capital          Prompt Corrective
                                                     Actual         Adequacy Purposes       Action Provisions
                                                 -------------     ------------------     ---------------------
                                                Amount     Ratio     Amount     Ratio       Amount        Ratio
                                                ----------------   ------------------     ---------------------
As of March 31, 1999:
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $274,274    16.7%    $131,742     8.0%           N/A
     National Bank of Commerce                  116,519    12.4       75,210     8.0        $94,013     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               251,558    15.3       65,871     4.0            N/A
     National Bank of Commerce                  104,767    11.1       37,605     4.0         56,408      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               251,558    10.6       94,535     4.0            N/A
     National Bank of Commerce                  104,767     7.9       53,265     4.0         66,581      5.0

As of December 31, 1998:
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $252,967    15.4%    $131,854     8.0%           N/A
     National Bank of Commerce                  115,151    12.0       76,801     8.0        $96,001     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               230,226    14.0       65,927     4.0            N/A
     National Bank of Commerce                  103,151    10.7       38,400     4.0         57,601      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               230,226    10.0       91,868     4.0            N/A
     National Bank of Commerce                  103,151     7.9       52,390     4.0         65,488      5.0



                                Nebraska Economy

Recent economic data shows that the economy remains strong in the Omaha/Lincoln metro areas, but there are some signs of weaknesses for businesses engaged in agricultural services/trade. A lack of qualified applicants hinders economic growth across the state. Construction activity has been solid, while retail sales growth has been favorable. The manufacturing base in the state continues to operate at expanding levels. Motor vehicle sales have been strong. The state's fiscal position is favorable from the standpoint of tax receipts and budgeted expenditures. The U. S. economy should continue to realize moderate growth as the Federal Reserve Board attempts to maintain balance between growth and inflation. Agricultural exports have been reduced due to the Asian and other markets' economic uncertainties, but some recovery is beginning to become evident. Personal bankruptcy filings have stabilized but remain at high levels.

The financial results of the 1998 Nebraska farm sector were not good. Crop prices are below cost of production levels. Loan deficiency payments and market transition payments helped to soften the impact of lower grain prices. Cattle feeders lost money throughout all of 1998, however profitability has been restored during the first months of 1999. Ranch operations reflected profits throughout 1998, and profitability is expected in 1999 as beef cow numbers continue to decline. Hog producers lost money for most of 1998 and for the early part of 1999.

                                    Year 2000

The Company's State of Readiness. A significant technological issue impacting all companies worldwide is the need to modify their computer information systems to properly process transactions relating to the Year 2000 and beyond. The Company has implemented a formal program to evaluate, monitor, review and manage the risks, solutions and costs and update its software programs and other time sensitive systems for Year 2000 compliance. The Federal Financial Institutions Examination Council has issued regulatory guidelines on the Year 2000 problem. The Company has incorporated these guidelines into its Year 2000 plan. Certain subsidiaries of the Company have been examined by both regulators and the Company's own internal audit staff and will be subject to ongoing examinations with regard to their Year 2000 readiness.

The Company's Year 2000 Project includes four phases __ awareness, assessment, remediation and testing. Executive management of the Company reviews and approves these various phases of the project as they are completed. A report is given to the Company's Board of Directors on a quarterly basis on the status of the Year 2000 project.

0 The Company considers the awareness phase of its Year 2000 Project to be substantially complete from an internal standpoint. Major customers and vendors of the Company have been contacted to establish the level of their awareness concerning Year 2000, which will be ongoing as circumstances dictate.

0 The Company considers the assessment phase of its Year 2000 Project to be substantially complete for internal mission critical systems. Assessment of external services and systems has been dependent, in part, on vendor management surveys. The Company has completed this survey process and has received a 100% response rate from mission critical vendors.

0 The remediation phase of the Company's project includes the analysis, planning and actual remediation necessary to bring mission critical internal systems, both software and other time sensitive systems, into Year 2000 ready status. Remediation may include upgrading, renovating or replacing existing systems. The Company believes that this phase of its Year 2000 Project was substantially completed as of December 31, 1998 with respect to internal mission critical systems.

0 The testing phase of the project involves both Internal Testing conducted by programming and quality assurance staff, and Customer Acceptance Testing
     (CAT) conducted by customers of the Company. Internal testing is performed on all internal and external mission critical systems and services with Year 2000 date information in various Year 2000 date scenarios. CAT testing, by the Company's financial institution data processing customers, is conducted in a simulated banking environment. A detailed customer acceptance testing program has been designed to test key aspects of all core banking applications being provided to banking customers by the Company. The Company has begun both types of tests related to its project and to the extent feasible, plans to substantially complete testing and implementation of mission critical systems and services by June 30, 1999.

The Costs to Address the Company's Year 2000 Issues. Through December 31, 1998, cumulative costs relating directly to Year 2000 issues since the project's inception have totaled approximately $5.5 million. A portion of the estimated total includes both the cost of existing staff that have been redeployed to the Year 2000 project from other projects and consultants or other independent programmers who have been hired to help the Company complete its project. These costs do not include system upgrades and replacements that were made in the normal course of operations for other purposes in addition to addressing Year 2000 issues, unless the implementation was accelerated. The Company estimates that remaining Year 2000 project costs will total approximately $7.0 million and, therefore, the total estimated Year 2000 Project costs from inception through completion should approximate $12.5 million.

The Risks of the Company's Year 2000 Issues. As is the case with most financial services companies, the Company is heavily dependent on internal and external computer systems and services. If those systems or services are interrupted, the Company's ability to serve its retail, commercial banking and its credit card customers could be directly effected. Some of the commercial financial services that could be effected are credit card merchant processing, commercial cash management services and financial institution data processing services. Year 2000 failures associated with internal and external systems and services could generate claims or create other material adverse effects for the Company. Even though the Company's Year 2000 Project will include contingency plans for third party Year 2000 failures, there can be no assurances that mission critical third party vendors or other significant third parties (such as telecommunications or utilities industries, the Federal Reserve System or national credit card processing associations) will adequately address their Year 2000 issues. Increased credit losses associated with possible Year 2000 failures of major borrowers or increased consumer cash demands resulting from publicity concerning Year 2000 problems could also have a material adverse effect on the Company. The Company is unable to quantify, in any reasonable manner, the financial impact of these possible adverse effects, due to the uncertainty involved. The Company generally advises commercial entities with which it does business that it cannot guarantee that they or the Company will be completely unaffected by the Year 2000. The Company nonetheless continues to monitor these issues on an ongoing basis and will strive to minimize their impact.

The Company's Contingency Plans. The Company is in the process of developing contingency plans to address potential Year 2000 interruptions of its internal and external mission critical systems and services. For example, the Company is developing plans to provide the liquidity that would be needed to meet possible unusually high cash demands generated by the publicity concerning potential Year 2000 issues for financial institutions. The initial contingency planning process is well under way as of March 31, 1999. These plans will be subject to ongoing review, testing and adjustment. Contingency plans may be limited or problematic for some systems or services because there may be no reasonable economic alternatives for these systems or services. There can be no assurance that contingency plans will fully mitigate Year 2000 problems.

The foregoing Year 2000 discussion contains forward-looking statements, including without limitation, anticipated costs and the dates by which the Company expects to substantially complete the remediation and testing of systems and are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially form those anticipated. Specific matters that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and convert all relevant computer systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, business or other third parties who are service providers, suppliers, borrowers or customers of the Company, unanticipated systems costs, the need to replace hardware and the adequacy of and ability to implement contingency plans and similar uncertainties.

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

           Quantitative and Qualitative Disclosures about Market Risk

The Company's principal objective for interest rate risk management is to manage exposure of net interest income to risks associated with interest rate movements. The Company tries to limit this exposure by matching the maturities of its assets and liabilities, along with the use of floating rate assets and liabilities that will move with interest rate movements.

Interest rate risk is measured and reported to the Company's Asset and Liability Management Committee (ALCO), which includes senior management representatives. Measurement and reporting methods include traditional gap analysis which measures the difference between assets and liabilities that reprice in a given time period, simulation modeling which produces projections of net interest income under various interest rate scenarios and balance sheet strategies, and economic valuation modeling which measures the sensitivity of equity value to changes in interest rates. Significant assumptions include rate sensitivities, prepayment risks, and the timing of changes in prime and deposit rates compared with changes in money market rates.

The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. In addition, each subsidiary bank has its own ALCO committee, which reviews the interest rate risk of each subsidiary bank. If interest rate risk measurements are not within established guidelines, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to manage the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of interest-earning assets, and increase the interest rate sensitivity of its asset base. The Company has approximately $400 million of assets where interest rates are adjustable, primarily in a 30-day time frame.

One measure of interest rate sensitivity is an evaluation of the sensitivity of the Economic Value of Equity (EVE). The interest rate risk is measured from the dispersion of equity values above and below the value produced using current or base rates. EVE is the difference between the total present values of cash flowing into the Company and the total present values of cash flowing out of the Company in the future. The analysis performed by the Company assesses the risk of loss in interest rate sensitive instruments in the event of a sudden and sustained 50 to 200 basis points increase or decrease in the market interest rates. The Company's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in EVE of 6%, 12%, 18% and 25% in the event of a sudden and sustained 50 to 200 basis points increase or decrease in market interest rates.

The following table presents the Company's projected change in EVE, for all assets and liabilities except for the Company's marketable equity securities, for the various rate shock levels:

As of December 31, 1998

                                                                                     Percent Change
                                                                                     -----------------
       Change in                               Economic Value      Actual                        Board
     Interest Rates                              Of Equity         Change            Actual      Limit
     ------------------------                  -------------      ---------          ------     ------
     200 basis point increase                      $222,998       $(30,480)          (12.0)%      (25)%
     150 basis point increase                       230,033        (23,445)           (9.2)       (18)
     100 basis point increase                       238,150        (15,328)           (6.0)       (12)
     50 basis point increase                        246,200         (7,278)           (2.9)        (6)
     Base scenario                                  253,478              -             -            -
     50 basis point decrease                        257,332          3,854             1.5         (6)
     100 basis point decrease                       259,256          5,778             2.3        (12)
     150 basis point decrease                       261,947          8,469             3.3        (18)
     200 basis point decrease                       264,680         11,202             4.4        (25)

The preceding table indicates that at December 31, 1998, in the event of a sudden and sustained increase in prevailing market rates, the Company's EVE would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's EVE would be expected to increase. At December 31, 1998, the Company's estimated changes in EVE were within the targets established by the Board of Directors. There have been no material changes in the Company's EVE or in interest rate sensitivity from December 31, 1998 to March 31, 1999.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates. Certain shortcomings are inherent in the method of analysis presenting the computation of EVE. Actual values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of EVE. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in EVE. Finally, the ability of many borrowers, with adjustable rate loans, to repay their loans may decrease in the event of interest rate increases.

The Company owns $72 million of marketable equity securities at December 31, 1998. The fair value of this portfolio has exposure to price risk. The following table shows the effect of stock price fluctuations of plus or minus 5%, plus or minus 10% and plus or minus 15%. These were selected based upon the probability of their occurrence.

                                               December 31, 1998
                                             Fair            Actual
       Change in Prices                      Value           Change
       ----------------                     --------         ------
       15% increase                       $83,097          $ 10,839
       10% increase                        79,484             7,226
       5% increase                         75,871             3,613
       Current fair value                  72,258                 -
       5% decrease                         68,645            (3,613)
       10% decrease                        65,032            (7,226)
       15% decrease                        61,419           (10,839)

Within the Company's public equity investment portfolio, a 5% or less increase in the value of the portfolio has occurred in 33% of the quarters over the past three years; a 5% to 10% increase in the value of the portfolio has occurred in 17% of the quarters over the past three years; a 10% to 15% increase in the value of the portfolio has occurred in 25% of the quarters in the past three years; a 5% or less decrease has occurred in 17% of the quarters in the last three years; and a 5% to 10% decrease has occurred in one quarter over the past three years. There have been no material changes in the Company's marketable equity securities portfolio from December 31, 1998 to March 31, 1999.

In conclusion, the analysis of the above data indicates that the Company's earnings could be adversely effected by a decrease in interest rates. All of the estimated changes fall within the guidelines of the Company's Board of Directors and the risks they are willing to take in order to generate profits for the Company.


Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K

                  (a)  None

                  (b)  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FIRST COMMERCE BANCSHARES, INC.



Date:  May 12, 1999                         By:   James Stuart Jr.
     ---------------------                       ------------------------------
                       James Stuart, Jr., Chairman and CEO



Date:  May 12, 1999                         By:  Donald Kinley
     ---------------------                       -----------------------------
                    Donald Kinley, Senior Vice President and
                      Treasurer (Chief Accounting Officer)