Form 10-Q
period 1999-06-30
FIRST COMMERCE BANCSHARES INC
filed 1999-08-13
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

Quarterly  Report under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934.

For the Quarter ended June 30, 1999        Commission File No. 0-14277

                         FIRST COMMERCE BANCSHARES, INC.
------------------------------------------------------------------------------

              NEBRASKA                            47-0683029
    ---------------------------              --------------------
(State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)           Identification No.)


       1248 O STREET, LINCOLN, NEBRASKA              68508-1424
----------------------------------------          ---------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, including Area Code          (402) 434-4110
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


Common stock,  $.20 par value;  outstanding  at June 30, 1999
     Class A Common 2,568,892 shares.
     Class B Common 10,801,492 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                   JUNE 30, 1999             DECEMBER 31, 1998
                                                                   -------------             -----------------
                                                                                (AMOUNTS IN THOUSANDS)
                                                                      ASSETS
Cash and due from banks                                                $   144,826               $   135,731
Federal funds sold                                                          40,435                    31,865
                                                                       -----------               -----------
  Cash and cash equivalents                                                185,261                   167,596
Mortgage loans held for sale                                                45,964                    66,178
Securities available for sale (cost of
  $583,853,000 and $430,747,000)                                           591,041                   452,301
Securities held to maturity (fair value of
  $256,800,000 and $300,502,000)                                           258,460                   295,543
Loans                                                                    1,305,464                 1,284,007
Less allowance for loan losses                                              24,477                    24,292
                                                                       -----------               -----------
  Net loans                                                              1,280,987                 1,259,715
Federal Home Loan Bank stock, at cost                                       10,136                     9,347
Premises and equipment                                                      70,902                    62,392
Other assets                                                                73,824                    71,673
                                                                       -----------               -----------
                                                                       $ 2,516,575               $ 2,384,745
                                                                       ===========               ===========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing                                                  $   369,572               $   365,782
  Interest bearing                                                       1,407,118                 1,362,718
                                                                       -----------               -----------
                                                                         1,776,690                 1,728,500

Short-term borrowings                                                      283,747                   213,470
Federal Home Loan Bank borrowings                                          162,525                   143,625
Accrued expenses and other liabilities                                      30,503                    37,004
Long-term debt                                                              13,500                    13,500
                                                                       -----------               -----------
  Total liabilities                                                      2,266,965                 2,136,099

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value; authorized
    10,000,000 shares; issued and outstanding
    2,568,892 and 2,583,319 shares;                                            514                       517
    Class B non-voting, $.20 par value; authorized
    40,000,000 shares; issued and outstanding
    10,801,492 and 10,928,951 shares                                         2,160                     2,186
Paid in capital                                                             21,346                    21,572
Retained earnings                                                          220,918                   210,361
Accumulated other comprehensive income                                       4,672                    14,010
                                                                       -----------               -----------
  Total stockholders' equity                                               249,610                   248,646
                                                                       -----------               -----------
                                                                       $ 2,516,575               $ 2,384,745
                                                                       ===========               ===========



See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                            ----------------------------       -------------------------
                                                                 1999              1998             1999        1998
                                                            -----------       -----------       ----------   -----------
Interest income:
  Loans                                                         $27,479          $27,681        $54,367       $55,299
  Securities:
    Taxable                                                      12,250           10,277          23,441       20,275
    Nontaxable                                                      500              365             965          716
    Dividends                                                       584              606           1,113        1,056
Mortgage loans held for sale                                        804              945           1,858        1,658
Federal funds sold                                                   514             611           1,123          985
                                                               ---------         -------        --------     --------
    Total interest income                                        42,131           40,485          82,867       79,989
Interest expense:
  Deposits                                                       15,113           15,896          29,979       31,177
  Short-term borrowings                                           2,875            2,191           5,296        4,474
  Federal Home Loan Bank borrowings                               2,050            1,444           4,013        2,914
  Long-term debt                                                     239             317             529          662
                                                               ---------         -------        --------     --------
    Total interest expense                                       20,277           19,848          39,817       39,227
                                                               --------          -------        --------     --------
Net interest income                                              21,854           20,637          43,050       40,762
Provision for loan losses                                         1,607            1,484           3,202        2,980
                                                               --------          -------        --------     --------
Net interest income after provision for loan losses              20,247           19,153          39,848       37,782
Noninterest income:
  Service charges and fees to customers                          14,971           11,886          29,311       23,416
  Trust services                                                  1,707            1,642           3,522        3,378
  Gains on securities sales                                         940            1,457           2,687        2,296
  Other income                                                      672            1,026           1,345        1,913
                                                               --------          -------        --------     --------
    Total noninterest income                                     18,290           16,011          36,865       31,003
                                                               --------          -------        --------     --------
Noninterest expense:
  Salaries and employee benefits                                 12,322           10,731          23,875       21,435
  Occupancy and equipment                                         2,566            2,520           5,591        4,848
  Fees and insurance                                              5,102            3,644           9,955        7,046
  Other expenses                                                  6,429            5,679          12,226       11,086
                                                               --------          -------        --------     --------
    Total noninterest expense                                    26,419           22,574          51,647       44,415
                                                               --------          -------        --------     --------

Income before income taxes                                       12,118           12,590          25,066       24,370
Income tax provision                                              4,293            4,485           8,753        8,645
                                                               --------          -------        --------     --------
    Net income                                                 $  7,825          $ 8,105        $ 16,313     $ 15,725
                                                               ========          =======        ========     ========

Weighted average shares outstanding                              13,441           13,530          13,474       13,530
                                                               ========          =======        ========     ========

Basic net income per share                                     $    .58          $   .60        $   1.21     $   1.16
                                                               ========          =======        ========     ========







See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)  (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          -----------------------
                                                                            1999           1998
                                                                          --------       --------

Net cash flows from operating activities                              $   41,104      $      (570)

Cash flows from investing activities:
  Proceeds from maturities of held to maturity securities                 51,341           53,435
  Purchase of held to maturity securities                                (14,258)         (78,932)
  Proceeds from maturities of available for sale securities               48,803           27,684
  Proceeds from sales of available for sale securities                    28,447           10,903
  Purchase of available for sale securities                             (227,678)         (36,537)
  Net (increase)/decrease in loans                                       (24,474)          10,780
  Capital expenditures                                                   (11,487)          (5,951)
  Purchase of mortgage servicing rights                                   (4,236)          (5,605)
  Proceeds from derivative financial instrument                                -              697
  Other                                                                     (467)            (357)
                                                                        ---------         -------
Net cash flows from investing activities                                (154,009)         (23,883)

Cash flows from financing activities:
  Increase in deposits                                                    48,190           37,679
  Increase/(decrease) in short-term borrowings                            70,277          (28,888)
  Net increase/(decrease) in Federal Home Loan Bank
      borrowings                                                          18,900           (2,700)
  Cash dividends paid                                                     (2,425)          (2,300)
  Repurchase of common stock                                              (3,586)               -
  Repayment of long-term debt                                            (13,500)          (2,501)
  Proceeds from issuance of long-term debt                                13,500                -
  Other                                                                     (786)            (783)
                                                                        --------          -------
Net cash flows from financing activities                                 130,570              507
                                                                        --------          -------
Net increase/(decrease) in cash and cash equivalents                      17,665          (23,946)

Cash and cash equivalents at January 1                                   167,596          193,159
                                                                        --------         --------
Cash and cash equivalents at June 30                                    $185,261         $169,213
                                                                        ========         ========













See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.  GENERAL

The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1999, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1998 annual report and Form 10-K. Certain 1998 amounts have been reclassified to conform to 1999 classifications. The results of operations for the unaudited six-month period ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire calendar year 1999.

B.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for the loan losses are summarized as follows:

                                                    1999             1998
                                                   ------           ------
                                                    (AMOUNTS IN THOUSANDS)

     Balance, January 1                          $24,292           $22,458
       Provision for loan losses                   3,202             2,980
       Charge-offs                                (4,387)           (4,071)
       Recoveries                                  1,370             1,324
                                                 -------          --------
     Balance, June 30                            $24,477           $22,691
                                                 =======           =======

C.   COMPREHENSIVE INCOME

The Company's "other comprehensive income" is comprised of unrealized gains and losses on debt and equity securities classified as available for sale. "Other comprehensive income" for the first six months of 1999 and 1998 was a negative $9,338,000, net of tax; and a negative $6,343,000, net of tax, respectively. Thereby, total "comprehensive income" for the first six months of 1999 was $6,975,000 as compared to book net income of $16,313,000. For the first six months of 1998 total "comprehensive income" was $9,382,000 as compared to book net income of $15,725,000. "Other comprehensive income" for the second quarter of 1999 and 1998 was a negative $2,783,000, net of tax; and a negative $4,968,000, net of tax, respectively. Thereby, total "comprehensive income" for the second quarter of 1999 was $5,042,000 as compared to book net income of $7,825,000. For the second quarter of 1998 total "comprehensive income" was $3,137,000 as compared to book net income of $8,105,000.

D.       LONG-TERM DEBT

Long-term debt at June 30, 1999, consists of a $13,500,000 loan from a commercial bank, maturing May 2, 2006. The interest rate is fixed at 6.2%. Scheduled annual principal payments are $1.929 million.

                 FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
                                FINANCIAL REVIEW
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

RESULTS OF OPERATIONS
Net income for the six months ended June 30, 1999, was $16,313,000 or $1.21 per share as compared to $15,725,000 or $1.16 per share for the same period one year ago. Net income for the three months ended June 30, 1999, was $7,825,000 or $.58 per share compared to $8,105,000 or $.60 per share for the three months ended June 30, 1998. Net income for the three months ended March 31, 1999, was $8,488,000 or $.63 per share. Net income for the first six months of 1999 includes $2,687,000 in gains primarily from the sale of investments in the Company's Global Fund, as compared to gains of $2,296,000 for the same period one year ago. If the securities gains were excluded for both periods, net income would have been $14,566,000 and $14,233,000, respectively. On a per share basis, earnings would have been $1.08 per share and $1.05 per share, respectively.

NET INTEREST INCOME
Net interest income (interest income less interest expense) was $43,050,000 for the first half of 1999, compared to $40,762,000 for the first half of 1998. Net interest income for the three months ended June 30, 1999 and 1998 was $21,854,000 and $20,637,000, respectively. Net interest income for the quarter ended March 31, 1999, was $21,196,000. The increase in net interest income reflects an increase in total earning assets. Earning assets at June 30, 1999, March 31, 1999, and June 30, 1998 were $2.252 billion, $2.198 billion, and
$2.017 billion, respectively. The net yield on earning assets (net interest income divided by earning assets) was approximately 3.9% as of June 30, 1999, 4.0% as of March 31, 1999 and 4.1% as of December 31, 1998. Loans were $1.305 billion at the end of June 1999, compared to $1.223 billion at the same time a year ago, a 6.7% increase. Investments were $850 million at June 30, 1999 compared to $706 million at June 30, 1998, a 20.3% increase.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $3,202,000 for the first half of 1999, compared to $2,980,000 for the first half of 1998, a 7.4% increase. The second quarter 1999 provision was $1,607,000, which compares to $1,595,000 for the first quarter of 1999, and $1,484,000 for the second quarter of 1998. For the first six months of 1999 net charge-offs were $3,017,000 compared to $2,747,000 for the same period a year ago. Credit card charge-offs have stabilized. Net credit card charge-offs totaled $2,625,000 for the first half of 1999 compared to $2,538,000 for the first half of 1998. For the first half of 1999, other consumer loan net charge-offs of $392,000 compared to $209,000 for the same period one year ago. As a percentage of loans outstanding, the loan loss reserve was 1.9% as of June 30, 1999 and 1998. As a whole, management believes the credit quality of the loan portfolio remains sound, with no major change in the overall quality of the loan portfolio since December 31, 1998. Management will continue to monitor agricultural loans, credit card quality, and other loan trends.

The following table presents the amount of non-performing loans:

                                                          JUNE 30, 1999           DECEMBER 31, 1998
                                                          -------------           -----------------
     Loans accounted for on a non
       accrual basis                                         $  966,000              $  538,000

     Accruing loans which are contractually
       past due 90 days or more as to
       principal or interest payment                          1,234,000               1,584,000

     Loans not included above which
     are "troubled debt restructurings"                       1,447,000               1,465,000

The increase in nonaccrual loans can be attributed to one agricultural loan and one commercial loan, both of which are in the process of resolution. There have been no significant changes in troubled debt restructurings, and accruing loans that are contractually past due 90 days or more have been well controlled. Virtually all of the Company's loans are to Midwest-based organizations, although the loan portfolio is well diversified by industry. The Midwestern economy is partially dependent upon the general state of the agricultural economy. The Company has $170 million in agricultural loans, excluding agricultural real estate loans. The Company is concerned about low agricultural commodity prices. Fat cattle feeders experienced losses over the past two years and while the first half of 1999 has been profitable, the earnings picture for the balance of the year is unclear. Grain prices, when coupled with government program payments, continue to be near or below breakeven levels, as strong yields are being forecasted for 1999. A bumper grain harvest, coupled with existing large grain reserves and only marginally improved world economic conditions, suggest improvement in the general agricultural economy may not be likely in the near term. Although the Company's borrowers are in relatively good financial condition, the uncertain environment they are experiencing may have a negative effect on agricultural producers in general, and may have an impact on the banking sector resulting in higher levels of non performing loans than historically experienced.

NONINTEREST INCOME
Noninterest income for the first six months of 1999 was $36,865,000 compared to $31,003,000 for the first six months of 1998, an 18.9% increase. If securities gains were excluded, noninterest income would have been $34,178,000 compared to $28,707,000, a 19.1% increase. When compared to the same period one year ago, credit card fees increased $3,023,000 or 42.1% primarily due to the volume of outstanding balances as well as total sales volume, and increases in late, overlimit and cash advance fees. Computer fees increased $1,188,000 or 23.0% due to various fees generated from installation services, conversions, profit on resale of equipment, and out-of-Nebraska item processing centers operated by First Commerce Technologies. The 15.9% increase in other service charges and fees is due to several factors: growth in bond sales, increased discount brokerage sales, and fees earned from the "Great Plains Family of Funds." The increase in discount brokerage sales is due to steady growth and a strong stock market. Mortgage banking income increased 22.5% over the same period one year ago primarily due to volume. Loans serviced by First Commerce Mortgage were $1.780 billion at June 30, 1999 compared to $1.400 billion at June 30, 1998. Gains on the sale of securities were $2,687,000 in the first six months of 1999 compared to $2,296,000 in the first six months of 1998, a $391,000 increase. These gains were primarily the result of selling certain positions held in the Company's Global Fund. Other income decreased $568,000 due primarily to venture capital losses in the first quarter of 1999, and a $265,000 decrease in profit on the sale of mortgages held for sale.

The following table shows the breakdown of noninterest income and the percentage change:

                                                            (IN THOUSANDS)               PERCENT
                                                     SIX MONTHS ENDED JUNE 30,          INCREASE/
                                                             1999        1998          (DECREASE)
                                                          -------     -------          ----------
         Credit card fees                               $ 10,196       $7,173              42.1%
         Computer services                                 6,346        5,158              23.0
         Other service charges and fees                    6,046        5,217              15.9
         Mortgage banking                                  3,950        3,224              22.5
         Service charges on deposits                       2,773        2,644               4.9
         Trust services                                    3,522        3,378               4.3
         Gains on securities sales                         2,687        2,296              17.0
         Other income                                      1,345        1,913             (29.7)
                                                          ------       ------
         Total noninterest income                        $36,865      $31,003              18.9
                                                         =======      =======

NONINTEREST EXPENSE
Noninterest expenses were $51,647,000 for the first six months of 1999 as compared to $44,415,000 for the same period one year ago. This is an increase of $7,232,000 or 16.3% from a year ago. Salary and employee benefits increased $2,440,000 or 11.4% from the same period one year ago. The increase is generally due to increases in the levels of pay and number of employees, plus the addition of banks in Valentine, Nebraska and Colorado Springs, Colorado. Credit card fees increased $2,621,000 or 53.0% due to increased activity and an increase in Cabela's Bucks expense, points earned from using the Cabela's credit card, which can be redeemed for merchandise at Cabela's. Equipment expenses increased $617,000 or 21.9% due to maintenance and additional depreciation expense on the significant equipment purchases of the last two years, primarily computer systems and software. Amortization of mortgage servicing rights increased $525,000 or 25.5% due to an increase in the volume of mortgages serviced by First Commerce Mortgage. Fees and insurance increased $288,000 or 13.7% due primarily to expenses related to growth. Communications expenses decreased $252,000 or 11.8%. Other expenses increased $600,000 or 11.5%. Network solutions engineers hired on a contract basis by First Commerce Technologies to work on specific projects, and amortization of a premium paid for a bankcard portfolio are the primary other expense increases. The increase in minority interest expense is directly related to the increase in profits in the Cabela's credit card joint venture.

The following table shows the breakdown of noninterest expense and the percentage change:

                                                             (IN THOUSANDS)     PERCENT
                                                      SIX MONTHS ENDED JUNE 30,         INCREASE/
                                                           1999           1998          (DECREASE)
                                                        --------       ---------        ----------
         Salaries and employee benefits                  $23,875         $21,435             11.4%
         Credit card fees                                  7,566           4,945             53.0
         Equipment expense                                 3,428           2,811             21.9
         Amortization of mortgage servicing rights         2,582           2,057             25.5
         Fees and insurance                                2,389           2,101             13.7
         Net occupancy expense                             2,163           2,037              6.2
         Business development                              2,008           1,992               .8
         Communications                                    1,892           2,144            (11.8)
         Supplies                                          1,299           1,319             (1.5)
         Other expenses                                    3,426           2,826             21.2
         Minority interest                                   764             493             55.0
         Goodwill amortization                               255             255             --
                                                         -------        --------
         Total noninterest expense                       $51,647         $44,415             16.3
                                                         =======         =======

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate, minority interest and goodwill amortization) divided by the sum of net interest income and noninterest income (excluding securities gains/losses) -- was 65.6% and 62.8% at June 30, 1999 and 1998, respectively.

FINANCIAL CONDITION AT JUNE 30, 1999
-------------------------------------
Total assets at June 30, 1999, were $2,517 million, compared to $2,260 million at June 30, 1998, an 11.4% increase. Total assets at December 31, 1998, were $2,385 million.

Since June 30, 1998, loans have increased from $1,223 million to $1,305 million, a 6.7% increase. Managed loans at June 30, 1999 were $1,404 million.

Loans are summarized as follows:                                  (IN THOUSANDS)
                                                     JUNE 30, 1999                 JUNE 30, 1998
                                                     -------------                  ------------
         Real estate mortgage                           $  431,884                   $  400,892
         Consumer           292,431                        269,475
         Commercial and financial                          260,035                      257,290
         Agricultural                                      169,841                      168,634
         Credit card                                       102,141                       89,209
         Real estate construction                           49,132                       37,416
                                                        ----------                   ----------
                                                        $1,305,464                   $1,222,916
                                                        ==========                   ==========

The increase in real estate and construction loans is due primarily to the strong commercial real estate activity in the Omaha and Lincoln markets. The credit card portfolio growth has occurred primarily from the acquisition of a credit union portfolio in the third quarter of 1998 and from increased Cabela's Card accounts carried in portfolio. Increased indirect installment loans through vehicle dealerships have been the primary source of the consumer loan portfolio growth. The commercial, financial and agricultural loan portfolios have seen nominal growth.

Deposits have increased from $1,687 million at June 30, 1998 to $1,777 million at June 30, 1999, a 5.3% increase. The loan to deposit ratio was 73.5% as of June 30, 1999, compared to 72.5% at June 30, 1998. Short-term borrowings totaled $284 million at June 30, 1999, compared to $170 million at June 30, 1998, and $213 million at December 31, 1998. Federal Home Loan Bank borrowings totaled $163 million at June 30, 1999, compared to $118 million at June 30, 1998, and
$144 million at December 31, 1998. The Company redeemed the outstanding long-term capital notes totaling $13,500,000. The capital notes were refinanced with a seven-year amortizing loan in the amount of $13,500,000 from a commercial bank. The interest rate is fixed at 6.2%. In addition to repurchase agreements and Federal Home Loan Bank borrowings, the Company has utilized commercial paper and the securitization of credit card receivables to provide liquidity. On July 6, 1999, the Company increased the size of its pooling and service agreement from $100 million to $150 million. Since then it has increased its securitized credit card portfolio from $99 million to $119 million.

Stockholders' equity to assets was 9.8% as of June 30, 1999. The net unrealized gains on available for sale securities decreased $9,338,000 since December 31, 1998. The first half 1999 decrease in unrealized gains and losses on debt and equity securities classified as available for sale, was due to an increase in bond yields which decreased the market value of the Company's bond portfolio. The first half 1998 decrease in unrealized gains and losses was due principally to the decline in the market value of Transcrypt International, Inc., a Lincoln, Nebraska based company that first sold shares in the public stock market in 1997. At December 31, 1997, the Company's original investment of $429,000 had a market value of $17 million; at June 30, 1998, the stock had a market value of $2.5 million, and at June 30, 1999, the stock had a market value of $.9 million.

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

                                                                                               TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                       FOR CAPITAL          PROMPT CORRECTIVE
                                                     ACTUAL         ADEQUACY PURPOSES       ACTION PROVISIONS
                                                ----------------   ------------------      --------------------
                                                AMOUNT     RATIO     AMOUNT     RATIO       AMOUNT      RATIO
                                                ----------------   -------------------     --------------------
AS OF JUNE 30, 1999:
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $273,304    15.9%    $137,603     8.0%           N/A
     National Bank of Commerce                  119,220    12.1       78,986     8.0        $98,733     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               240,920    14.0       68,802     4.0            N/A
     National Bank of Commerce                  106,849    10.8       39,493     4.0         59,240      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               240,920     9.9       97,328     4.0            N/A
     National Bank of Commerce                  106,849     7.7       55,543     4.0         69,429      5.0

AS OF DECEMBER 31, 1998:
  Total Capital (to Risk Weighted Assets):
     Consolidated                              $261,743    15.9%    $131,854     8.0%           N/A
     National Bank of Commerce                  115,151    12.0       76,801     8.0        $96,001     10.0%
  Tier I Capital (to Risk Weighted Assets):
     Consolidated                               230,226    14.0       65,927     4.0            N/A
     National Bank of Commerce                  103,151    10.7       38,400     4.0         57,601      6.0
  Tier I Capital  (to Quarterly Average Assets):
     Consolidated                               230,226    10.0       91,868     4.0            N/A
     National Bank of Commerce                  103,151     7.9       52,390     4.0         65,488      5.0



                                     ECONOMY

Recent economic data show that the economy remains strong in the Omaha/Lincoln metro areas, but there are some signs of weaknesses for businesses engaged in agricultural services/trade. Employment growth remains strong despite stagnant population growth. Construction activity has been solid, while retail sales growth has been favorable. The manufacturing base in the state continues to operate at expanding levels. Motor vehicle sales have been strong. The state's fiscal position is favorable from the standpoint of tax receipts and budgeted expenditures. The U.S. economy may realize moderate growth as the Federal Reserve Board raises interest rates in an attempt to maintain balance between growth and inflation. Agricultural exports have been reduced due to the Asian and other markets' economic uncertainties, but some recovery is beginning to become evident. Personal bankruptcy filings have stabilized but may be starting to decline.

The financial results of the 1998 Nebraska farm sector were not good. Crop prices are below cost of production levels. Cattle feeders have realized some level of profitability during the first half of 1999, while hog producers will be facing losses for the most part in 1999. Ranchers are expected to continue to realize modest profits given the reduced herd size. Some layoffs have occurred in the agricultural equipment manufacturing sector in the state, and farm implement dealerships are experiencing slow sales.

The commercial and residential real estate markets remain in reasonable supply/demand balance. There has been a modest overbuilding of multi-family units in Lincoln. Higher interest rates could, however, dampen market conditions. The real estate market in Colorado Springs remains strong given the influx of new jobs into the region.


                                    YEAR 2000

THE COMPANY'S STATE OF READINESS. A significant technological issue impacting all companies worldwide is the need to modify their computer information systems to properly process transactions relating to the year 2000 and beyond. The Company has implemented a formal program to evaluate, monitor, review and manage the risks, solutions and costs and update its software programs and other time sensitive systems for Year 2000 compliance. The Federal Financial Institutions Examination Council has issued regulatory guidelines on the Year 2000 issues. The Company has incorporated these guidelines into its Year 2000 plan. The Company is examined by both regulators and the Company's own internal audit staff and will be subject to ongoing examinations with regard to being Year 2000 ready.

The Company's Year 2000 Project includes four phases __ awareness, assessment, remediation, and testing. Executive management of the Company reviews and approves these various phases of the project as they are completed. Routine reporting is given to the Company's Board of Directors on the status of the Year 2000 project.

0 The Company considers the awareness phase of its Year 2000 project to be complete from an internal standpoint. Major customers and vendors of the Company have been contacted to establish the level of their awareness concerning Year 2000, which will be ongoing as circumstances dictate.

0 The Company considers the assessment phase of its Year 2000 project to be complete for internal mission critical systems. The Company has completed a vendor management survey process and has received a 100% response rate from mission critical vendors.

0 The remediation phase of the Company's project includes the analysis, planning and actual remediation necessary to bring mission critical internal systems, both software and other time sensitive systems, into Year 2000 ready status. Remediation may include upgrading, renovating or replacing existing systems. All mission critical systems have been remediated and implemented in the production environment as of June 30, 1999.

0 The testing phase of the project involves both internal testing conducted by programming and quality assurance staff, and Customer Acceptance Testing
     (CAT) conducted by customers of the Company. Internal testing is performed on all internal and external mission critical systems and services with Year 2000 date information in various Year 2000 date scenarios. CAT testing, by the Company's financial institution data processing customers, is conducted in a simulated banking environment. A detailed customer acceptance testing program has been designed to test key aspects of all core banking applications being provided to banking customers by the Company. The Company has completed both types of tests related to its project as of June 30, 1999.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Through June 30, 1999, cumulative costs relating directly to Year 2000 issues since the project's inception have totaled approximately $8.2 million. A portion of the estimated total includes both the cost of existing staff that have been redeployed to the Year 2000 project from other projects and consultants or other independent programmers who have been hired to help the Company complete its project. These costs do not include system upgrades and replacements that were made in the normal course of operations for other purposes in addition to addressing Year 2000 issues, unless the implementation was accelerated. The Company estimates that remaining Year 2000 project costs will total approximately $1.0 million and, therefore, the total estimated Year 2000 project costs from inception through completion should approximate $9.2 million.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. As is the case with most financial services companies, the Company is heavily dependent on internal and external computer systems and services. If those systems or services are interrupted, the Company's ability to serve its retail, commercial banking and its credit card customers could be directly affected. Some of the commercial financial services that could be affected are credit card merchant processing, commercial cash management services and financial institution data processing services. Year 2000 issues associated with internal and external systems and services could generate claims or create other material adverse effects for the Company. Even though the Company's Year 2000 project will include contingency plans for third party Year 2000 issues, there can be no assurances that mission critical third party vendors or other significant third parties (such as telecommunications or utilities industries, the Federal Reserve System or national credit card processing associations) will adequately address their Year 2000 issues. Increased credit losses associated with possible Year 2000 failures of major borrowers or increased consumer cash demands resulting from publicity concerning Year 2000 issues could also have a material adverse effect on the Company The Company generally advises commercial entities with which it does business that it cannot guarantee that they or the Company will be completely unaffected by the Year 2000. The Company nonetheless continues to monitor these issues on an ongoing basis and will strive to minimize their impact.

THE COMPANY'S CONTINGENCY PLANS. The Company has in place contingency plans to address potential Year 2000 interruptions of its internal and external mission critical systems and services. For example, the Company developed plans to provide the liquidity that would be needed to meet possible unusually high cash demands. These plans will be subject to ongoing review, testing and adjustment throughout 1999.

The foregoing Year 2000 discussion contains forward-looking statements, including without limitation, anticipated costs and the dates by which the Company expects to substantially complete the remediation and testing of systems and are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific matters that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and convert all relevant computer systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, business or other third parties who are service providers, suppliers, borrowers or customers of the Company, unanticipated systems costs, the need to replace hardware and the adequacy of and ability to implement contingency plans and similar uncertainties.


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

The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. In addition, each subsidiary bank has its own ALCO, which reviews the interest rate risk of each subsidiary bank. If interest rate risk measurements are not within established guidelines, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to manage the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of interest-earning assets, and increase the interest rate sensitivity of its asset base. The Company has approximately $670 million of assets where interest rates are repriceable within 90 days.

One measure of interest rate sensitivity is an evaluation of the sensitivity of the Economic Value of Equity (EVE). The interest rate risk is measured from the dispersion of equity values above and below the value produced using current or base rates. EVE is the difference between the total present values of cash flowing into the Company and the total present values of cash flowing out of the Company in the future. The analysis performed by the Company assesses the risk of loss in interest rate sensitive instruments in the event of a sudden and sustained 50 to 200 basis points increase or decrease in the market interest rates. The Company's Board of Directors reviews and monitors interest rate risk analysis on a quarterly basis.

The following table presents the Company's projected change in EVE, for all assets and liabilities except for the Company's marketable equity securities, for the various rate shock levels:

AS OF JUNE 30, 1999

       CHANGE IN                               ECONOMIC VALUE      ACTUAL
     INTEREST RATES                              OF EQUITY        CHANGE            PERCENT CHANGE

     200 basis point increase                      $183,377       $(60,799)              (24.9)%
     150 basis point increase                       195,020        (49,156)              (20.1)
     100 basis point increase                       210,693        (33,483)              (13.7)
     50 basis point increase                        228,631        (15,545)               (6.4)
     Base scenario                                  244,176              -                   -
     50 basis point decrease                        259,054         14,878                 6.1
     100 basis point decrease                       267,378         23,202                 9.5
     150 basis point decrease                       271,534         27,358                11.2
     200 basis point decrease                       274,412         30,236                12.4

AS OF DECEMBER 31, 1998

       CHANGE IN                               ECONOMIC VALUE      ACTUAL
     INTEREST RATES                              OF EQUITY        CHANGE            PERCENT CHANGE

     200 basis point increase                      $222,998       $(30,480)              (12.0)%
     150 basis point increase                       230,033        (23,445)               (9.2)
     100 basis point increase                       238,150        (15,328)               (6.0)
     50 basis point increase                        246,200         (7,278)               (2.9)
     Base scenario                                  253,478              -                   -
     50 basis point decrease                        257,332          3,854                 1.5
     100 basis point decrease                       259,256          5,778                 2.3
     150 basis point decrease                       261,947          8,469                 3.3
     200 basis point decrease                       264,680         11,202                 4.4

The preceding table indicates that at June 30, 1999, in the event of a sudden and sustained increase in prevailing market rates, the Company's EVE would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's EVE would be expected to increase. Since December 31, 1998, the Company's estimated changes in EVE have increased significantly.

The Company owns approximately $400 million of mortgaged-backed securities. Mortgage interest rates have increased approximately 1.5% from their lows in the fall of 1998. This has caused the cash flows from approximately $100 million of these securities to decrease significantly from the estimated cash flows when the securities were purchased. The average life of the Company's investment portfolio has increased from December 31, 1998. This is the primary reason for the significant change in the results of the Company's rate shock analysis.

Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates. Certain shortcomings are inherent in the method of analysis presenting the computation of EVE. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of EVE. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in EVE. Finally, the ability of many borrowers with adjustable rate loans to repay their loans may decrease in the event of interest rate increases.

The Company owns $75 million of marketable equity securities at June 30, 1999. The fair value of this portfolio has exposure to price risk. The following table shows the effect of stock price fluctuations of plus or minus 5%, plus or minus 10% and plus or minus 15%. These were selected based upon the probability of their occurrence.

                                                             JUNE  30, 1999                DECEMBER 31, 1998
                                                             --------------               ------------------
                                                          FAIR          ACTUAL            FAIR            ACTUAL
       CHANGE IN PRICES                                  VALUE          CHANGE            VALUE           CHANGE
       ----------------                                  -----          ------           --------         ------
       15% increase                                      $86,789        $ 11,320        $83,097          $ 10,839
       10% increase                                       83,016           7,547         79,484             7,226
       5% increase                                        79,242           3,773         75,871             3,613
       Current fair value                                 75,469               -         72,258                 -
       5% decrease                                        71,696          (3,773)        68,645            (3,613)
       10% decrease                                       67,922          (7,547)        65,032            (7,226)
       15% decrease                                       64,149         (11,320)        61,419           (10,839)

Within the Company's public equity investment portfolio, a 5% or less increase in the value of the portfolio has occurred in 17% of the quarters over the past three years; a 5% to 10% increase in the value of the portfolio has occurred in 25% of the quarters over the past three years; a 10% to 15% increase in the value of the portfolio has occurred in 25% of the quarters in the past three years; a 5% or less decrease has occurred in 25% of the quarters in the last three years; and a 5% to 10% decrease has occurred in one quarter over the past three years.

In conclusion, rate shock analysis as of June 30, 1999, indicates the Company's earnings could be adversely affected by an increase in interest rates, due to the effect it would have on the Company's investment portfolio. A major decrease in interest rates could also adversely affect the Company's earnings due to the Company's inability to lower interest rates on interest-bearing demand deposits to the same degree that interest-earning assets would change.


                             STOCK PURCHASE PROGRAM

During 1994, the Board of Directors announced its intentions to purchase shares of its common stock when appropriate and at a price management believes advantageous to the Company. During the six months ended June 30, 1999, the Company acquired 14,427 shares of its Class A stock and 127,459 shares of its Class B stock at an average price of $25.28. All treasury stock is immediately retired.
                           FORWARD LOOKING INFORMATION

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


                         FIRST COMMERCE BANCSHARES, INC.



Date:  AUGUST 13, 1999               By:  JAMES STUART, JR.
     ------------------------        -------------------------------------
                                     James Stuart, Jr., Chairman and CEO



Date:  AUGUST 13, 1999               By:  DONALD KINLEY
     ------------------------        --------------------------------------
                                     Donald Kinley, Senior Vice President and
                                     Treasurer (Chief Accounting Officer)