Form 10-Q
period 1999-09-30
FIRST COMMERCE BANCSHARES INC
filed 1999-11-12
CIK 768532

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Quarterly  Report under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934.

For the Quarter ended September 30, 1999        Commission File No. 0-14277

                      First Commerce Bancshares, Inc.
--------------------------------------------------------------------------

              Nebraska                            47-0683029
    ---------------------------             ------------------------
(State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)           Identification No.)


       1248 O Street, Lincoln, Nebraska               68508-1424
     -----------------------------------          ------------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, including Area Code         (402) 434-4110
                                                   -----------------------------



                                None
------------------------------------------------------------------------------
Former name, former address, and former fiscal year, if changes since last report.



"Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X            NO
     ---------           ---------


Common stock, $.20 par value;  outstanding at September 30, 1999:
     Class A Common 2,568,892 shares.
     Class B Common 10,769,638 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In Thousands)

                                                                       (Unaudited)
                                                                   September 30, 1999        December 31, 1998
                                                                 ----------------------     ------------------
                                              ASSETS
Cash and due from banks                                                $   137,354               $   135,731
Federal funds sold                                                          53,420                    31,865
                                                                       -----------               -----------
  Cash and cash equivalents                                                190,774                   167,596
Mortgage loans held for sale                                                23,049                    66,178
Securities available for sale (cost of
  $593,638,000 and $430,747,000)                                           592,495                   452,301
Securities held to maturity (fair value of
  $232,955,000 and $300,502,000)                                           236,374                   295,543
Loans                                                                    1,361,363                 1,284,007
Less allowance for loan losses                                              24,909                    24,292
                                                                       -----------               -----------
  Net loans                                                              1,336,454                 1,259,715
Federal Home Loan Bank stock, at cost                                       13,614                     9,347
Premises and equipment                                                      72,642                    62,392
Other assets                                                                80,210                    71,673
                                                                       -----------               -----------
                                                                       $ 2,545,612               $ 2,384,745
                                                                       ===========               ===========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing                                                  $   291,709               $   365,782
  Interest bearing                                                       1,469,104                 1,362,718
                                                                       -----------               -----------
                                                                         1,760,813                 1,728,500

Short-term borrowings                                                      226,900                   213,470
Federal Home Loan Bank borrowings                                          261,020                   143,625
Accrued expenses and other liabilities                                      33,771                    37,004
Long-term debt                                                              13,018                    13,500
                                                                       -----------               -----------
  Total liabilities                                                      2,295,522                 2,136,099

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value; authorized
    10,000,000 shares; issued and outstanding
    2,568,892 and 2,583,319 shares;                                            514                       517
    Class B non-voting, $.20 par value; authorized
    40,000,000 shares; issued and outstanding
    10,769,638 and 10,928,951 shares                                         2,154                     2,186
Paid in capital                                                             21,379                    21,572
Retained earnings                                                          226,786                   210,361
Accumulated other comprehensive (loss)/income                                 (743)                   14,010
                                                                       ------------              -----------
  Total stockholders' equity                                               250,090                   248,646
                                                                       -----------               -----------
                                                                       $ 2,545,612               $ 2,384,745
                                                                       ===========               ===========



See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Income
(Unaudited)
(In Thousands Except Per Share Data)

                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                      1999         1998           1999         1998
                                                                      ----         ----           ----         ----
Interest income:
  Loans                                                             $29,125      $27,487        $83,492      $ 82,786
  Securities:
    Taxable                                                          12,212       10,557          35,653       30,832
    Nontaxable                                                          526          380           1,491        1,096
    Dividends                                                           544          532           1,657        1,588
Mortgage loans held for sale                                            592          803           2,450        2,461
Federal funds sold                                                      512          492           1,635        1,477
                                                                  ---------      -------        --------     --------
    Total interest income                                            43,511       40,251         126,378      120,240
Interest expense:
  Deposits                                                           15,200       16,142          45,179       47,319
  Short-term borrowings                                               3,472        2,278           8,768        6,752
  Federal Home Loan Bank borrowings                                   2,181        1,546           6,194        4,460
  Long-term debt                                                        207          341             736        1,003
                                                                  ---------      -------        --------     --------
    Total interest expense                                           21,060       20,307          60,877       59,534
                                                                    -------      -------        --------     --------
Net interest income                                                  22,451       19,944          65,501       60,706
Provision for loan losses                                             1,663        1,531           4,865        4,511
                                                                   --------      -------        --------     --------
Net interest income after provision for loan losses                  20,788       18,413          60,636      56,195
Noninterest income:
  Service charges and fees to customers                              15,102       12,844          44,413       36,260
  Trust services                                                      1,391        1,438           4,913        4,816
  Gains on securities sales                                             761        1,915           3,448        4,211
  Other income                                                          612        1,024           1,957        2,937
                                                                  ---------      -------        --------     --------
    Total noninterest income                                         17,866       17,221          54,731       48,224
                                                                    -------      -------        --------     --------
Noninterest expense:
  Salaries and employee benefits                                     12,295       10,962          36,170       32,397
  Occupancy and equipment                                             3,144        2,695           8,735        7,543
  Fees and insurance                                                  4,782        3,859          14,737       10,905
  Other expenses                                                      6,427        6,322          18,653       17,408
                                                                   --------      -------        --------     --------
    Total noninterest expense                                        26,648       23,838          78,295       68,253
                                                                    -------      -------        --------     --------

Income before income taxes                                           12,006       11,796          37,072       36,166
Income tax provision                                                  4,218        4,195          12,971       12,840
                                                                   --------      -------        --------     --------
    Net income                                                      $ 7,788      $ 7,601        $ 24,101     $ 23,326
                                                                    =======      =======        ========     ========

Weighted average shares outstanding                                  13,354       13,530          13,434       13,530
                                                                   ========      =======        ========     ========

Basic net income per share                                         $    .58      $   .56        $   1.79     $   1.72
                                                                   ========      =======        ========     ========



See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)  (In Thousands)

                                                                                  Nine Months Ended
                                                                                   September 30,
                                                                             1999                      1998
                                                                             ----                      ----    -

Net cash flows from operating activities                                 $  75,895                 $   7,805

Cash flows from investing activities:
  Proceeds from maturities of held to maturity securities                   73,734                    75,654
  Purchase of held to maturity securities                                  (14,565)                  (82,840)
  Proceeds from maturities of available for sale securities                 73,094                    40,588
  Proceeds from sales of available for sale securities                      49,026                    19,194
  Purchase of available for sale securities                               (281,559)                 (126,666)
  Net increase in loans                                                    (81,604)                   (6,915)
  Capital expenditures                                                     (14,963)                   (8,829)
  Purchase of mortgage servicing rights                                     (5,927)                   (8,154)
  Proceeds from derivative financial instrument                                  -                       697
  Purchase of Federal Home Loan Bank stock                                  (3,768)                     (474)
  Other                                                                        (50)                      (35)
                                                                           --------                  --------
Net cash flows from investing activities                                  (206,582)                  (97,780)

Cash flows from financing activities:
  Increase in deposits                                                      32,313                    23,896
  Increase/(decrease) in short-term borrowings                              13,430                    (6,106)
  Net increase in Federal Home Loan Bank borrowings                        117,395                    26,813
  Cash dividends paid                                                       (3,625)                   (3,450)
  Repurchase of common stock                                                (4,369)                        -
  Repayment of long-term debt                                              (13,982)                   (2,501)
  Proceeds from issuance of long-term debt                                  13,500                         -
  Other                                                                       (797)                     (800)
                                                                           -------                    -------
Net cash flows from financing activities                                   153,865                    37,852
                                                                           -------                    -------

Net increase/(decrease) in cash and cash equivalents                        23,178                   (52,123)
                                                                           -------                   --------
Cash and cash equivalents at January 1                                     167,596                   193,159
                                                                           -------                  --------
Cash and cash equivalents at September 30                                $ 190,774                 $ 141,036
                                                                         =========                 =========


See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
Notes To Consolidated Condensed Financial Statements

A.  GENERAL

The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 1999, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1998 annual report and Form 10-K. Certain 1998 amounts have been reclassified to conform to 1999 classifications. The results of operations for the unaudited nine-month period ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire calendar year 1999.

B.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:

                                                                             1999                      1998
                                                                            ------                    ------
                                                                                (Amounts in Thousands)

         Balance, January 1                                                $24,292                   $22,458
           Provision for loan losses                                         4,865                     4,511
           Charge-offs                                                      (6,398)                   (5,890)
           Recoveries                                                        2,150                     2,114
                                                                          --------                  --------
         Balance, September 30                                             $24,909                   $23,193
                                                                           =======                   =======

C.   COMPREHENSIVE INCOME

The Company's "other comprehensive income" is comprised of unrealized gains and losses on debt and equity securities classified as available for sale. "Other comprehensive income" for the first nine months of 1999 and 1998 was a negative $14,753,000, net of tax; and a negative $11,119,000, net of tax, respectively. Thereby, total "comprehensive income" for the first nine months of 1999 was $9,348,000 as compared to book net income of $24,101,000. For the first nine months of 1998 total "comprehensive income" was $12,207,000 as compared to book net income of $23,326,000. "Other comprehensive income" for the third quarter of 1999 and 1998 was a negative $5,415,000, net of tax, and a negative $4,776,000, net of tax, respectively. Thereby, total "comprehensive income" for the third quarter of 1999 was $2,373,000 as compared to book net income of $7,788,000. For the third quarter of 1998 total "comprehensive income" was $2,825,000 as compared to book net income of $7,601,000.

D.         LONG-TERM DEBT

Long-term debt at September 30, 1999, consists of a term loan from a commercial bank, maturing May 2, 2006. The interest rate is fixed at 6.2%. Scheduled annual principal payments are $1.929 million.

                 FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES
                                FINANCIAL REVIEW
                  Nine Months Ended September 30, 1999 and 1998

Results of Operations
Net income for the nine months ended September 30, 1999, was $24,101,000 or $1.79 per share as compared to $23,326,000 or $1.72 per share for the same period one year ago. Net income for the three months ended September 30, 1999, was $7,788,000 or $.58 per share compared to $7,601,000 or $.56 per share for the three months ended September 30, 1998. Net income for the first nine months of 1999 includes $3,448,000 in gains primarily from the sale of investments in the Company's Global Fund, as compared to gains of $4,211,000 for the same period one year ago. If the securities gains were excluded for both periods, net income would have been $21,860,000 and $20,589,000, respectively. On a per share basis, earnings would have been $1.63 per share and $1.52 per share, respectively.

Net Interest Income
Net interest income (interest income less interest expense) was $65,501,000 for the nine months ended September 30, 1999, compared to $60,706,000 for the nine months ended September 30, 1998. Net interest income for the three months ended September 30, 1999 and 1998 was $22,451,000 and $19,944,000, respectively. The increase in net interest income reflects an increase in total earning assets. Earning assets at September 30, 1999, and September 30, 1998 were $2.280 billion and $2.074 billion, respectively, a 9.9% increase. The net yield on earning assets (net interest income divided by earning assets) was approximately 3.9% as of September 30, 1999, compared to approximately 4.1% as of September 30, 1998. Loans were $1.361 billion at the end of September 1999, compared to $1.240 billion at the same time a year ago, a 9.8% increase. Investments were $829 million at September 30, 1999 compared to $752 million at September 30, 1998, a 10.2% increase.

Provision for Loan Losses
The provision for loan losses was $4,865,000 for the nine months ended September 30, 1999, compared to $4,511,000 for the nine months ended September 30, 1998, a 7.8% increase. The third quarter 1999 provision was $1,663,000, which compares to $1,531,000 for the third quarter of 1998. For the nine months ended September 30, 1999 net charge-offs were $4,248,000 compared to $3,776,000 for the same period a year ago. Credit card charge-offs have stabilized. Net credit card charge-offs totaled $3,557,000 for the nine-month period ended September 30, 1999, compared to $3,436,000 for the same period of 1998. For the nine-month period ended September 30, 1999, other consumer loan net charge-offs of $691,000 compared to $339,000 for the same period one year ago. As a percentage of loans outstanding, the loan loss reserve was 1.8% as of September 30, 1999 and 1.9% as of September 30, 1998. As a whole, management believes the credit quality of the loan portfolio remains sound, with no major change in the overall quality of the loan portfolio since December 31, 1998. Management will continue to monitor agricultural loans, credit card quality, and other loan trends.

The following table presents the amount of non-performing loans:

                                                                  September 30, 1999          December 31, 1998
                                                                  ------------------          -----------------
         Loans accounted for on a non
           accrual basis                                                $  953,000                $  538,000

         Accruing loans which are contractually
           past due 90 days or more as to
           principal or interest payment                                   924,000                 1,584,000

         Loans not included above which
           are "troubled debt restructurings"                            1,277,000                 1,465,000

The increase in nonaccrual loans can be attributed to one agricultural loan and two commercial loans, all of which are in the process of resolution. One small restructured loan paid off through a refinance, and accruing loans that are contractually past due 90 days or more have been well controlled. Virtually all of the Company's loans are to Midwest-based organizations, although the loan portfolio is well diversified by industry. The Midwestern economy is partially dependent upon the general state of the agricultural economy. The Company has $189 million in agricultural loans, excluding agricultural real estate loans. The cattle feeding and ranching sectors of the agricultural economy should be profitable in 1999 and into next year. However, the Company continues to be concerned about low grain commodity prices. Although low grain prices are beneficial to cattle feeders, when coupled with government program payments, grain prices continue to be near or below breakeven levels for the producer. The forecast for above average yields, coupled with existing large grain reserves and only marginally improved world economic conditions, suggest improvement in the grain sector may not be likely in the near term. Although the Company's agricultural producers are in relatively good financial condition, the instability in this economic sector may have a negative impact on producers in general and related industries as well, including banking, where higher than historically experienced levels of non performing loans may occur.

Noninterest Income
-------------------
Noninterest income for the nine months ended September 30, 1999 was $54,731,000 compared to $48,224,000 for the nine months ended September 30, 1998, a 13.5% increase. If securities gains were excluded, noninterest income would have been $51,283,000 compared to $44,013,000, a 16.5% increase. When compared to the same period one year ago, credit card fees increased $4,180,000 or 36.6% primarily due to the increase in balances as well as total activity, and increases in late, overlimit and cash advance fees. In addition, there has been a significant increase in the number of Cabela's joint-venture cards outstanding do to a new marketing program implemented in the last quarter. Computer services fees increased $1,566,000 or 19.7% due to various fees generated from installation services, conversions, profit on resale of equipment, and out-of-Nebraska item processing centers operated by First Commerce Technologies. The 13.1% increase in other service charges and fees is due to several factors: growth in bond sales, increased discount brokerage sales, and increased real estate lending fees. The increase in discount brokerage sales is due to steady growth and a generally strong stock market. Mortgage banking revenue increased 21.5% over the same period one year ago primarily due to volume. Loans serviced by First Commerce Mortgage were $1.851 billion at September 30, 1999 compared to $1.503 billion at September 30, 1998. Gains on the sale of securities were $3,448,000 in the nine-month period ended September 30, 1999 compared to $4,211,000 in the same period one year ago, a $763,000 decrease. These gains were primarily the result of selling certain positions held in the Company's Global Fund. Other income decreased $980,000 due primarily to venture capital losses in the first quarter of 1999, and a $872,000 decrease in profit on the sale of mortgage loans held for sale.

The following table shows the breakdown of noninterest income and the percentage change:

                                                            Nine Months Ended September 30,         Percent
                                                                      1999         1998             Increase/
                                                                 (Amounts in Thousands)            (Decrease)

         Credit card fees                                           $15,591      $11,411                36.6%
         Computer services                                            9,535        7,969                19.7
         Other service charges and fees                               8,874        7,843                13.1
         Mortgage banking                                             6,072        4,996                21.5
         Service charges on deposits                                  4,341        4,041                 7.4
         Trust services                                               4,913        4,816                 2.0
         Gains on securities sales                                    3,448        4,211               (18.1)
         Other income                                                 1,957        2,937               (33.4)
                                                                   --------      -------
         Total noninterest income                                   $54,731      $48,224                13.5
                                                                    =======      =======

Noninterest Expense
-------------------
Noninterest expenses were $78,295,000 for the nine months ended September 30, 1999, as compared to $68,253,000 for the same period one year ago. This is an increase of $10,042,000 or 14.7% from a year ago. Salary and employee benefits increased $3,773,000 or 11.6% from the same period one year ago. The increase is due to general increases in the levels of pay and number of employees, plus the addition of banks in Valentine, Nebraska and Colorado Springs, Colorado. Credit card fees increased $3,427,000 or 43.8% due to increased activity and an increase in Cabela's Bucks expense, points earned from using the Cabela's credit card, which can be redeemed for merchandise at Cabela's. Equipment expenses increased $1,144,000 or 26.3% due to maintenance and additional depreciation expense on the significant equipment purchases of the last two years, primarily computer systems and software. Amortization of mortgage servicing rights increased $657,000 or 20.7% due to an increase in the volume of mortgages serviced by First Commerce Mortgage. Fees and insurance increased $405,000 or 13.1% due primarily to growth. Communications expenses decreased $373,000 or 11.2%. The increase in minority interest expense is directly related to the increase in profits in the Cabela's credit card joint venture.

The following table shows the breakdown of noninterest expense and the percentage change:

                                                            Nine Months Ended September 30,         Percent
                                                                      1999         1998             Increase/
                                                                 (Amounts in Thousands)            (Decrease)

         Salaries and employee benefits                             $36,170      $32,397                11.6%
         Equipment expense                                            5,492        4,348                26.3
         Net occupancy expense                                        3,243        3,195                 1.5
         Credit card fees                                            11,248        7,821                43.8
         Fees and insurance                                           3,489        3,084                13.1
         Amortization of mortgage servicing rights                    3,838        3,181                20.7
         Business development                                         3,156        2,966                 6.4
         Communications                                               2,954        3,327               (11.2)
         Supplies                                                     1,905        2,001                (4.8)
         Other expenses                                               4,968        4,775                 4.0
         Minority interest                                            1,449          775                87.0
         Goodwill amortization                                          383          383                 --
                                                                   --------      -------
         Total noninterest expense                                  $78,295      $68,253                14.7
                                                                    =======      =======

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate, minority interest and goodwill amortization) divided by the sum of net interest income and noninterest income (excluding securities gains/losses) -- was 65.5% and 64.0% for the nine months ended September 30, 1999 and 1998, respectively.

Financial Condition at September 30, 1999
-----------------------------------------
Total assets at September 30, 1999, were $2,546 million, compared to $2,299 million at September 30, 1998, a 10.7% increase. Totalassets at December 31, 1998, were $2,385 million.

Since September 30, 1998, loans have increased from $1,240 million to $1,361 million, a 9.8% increase. Managed loans were $1,480 million at September 30, 1999 compared to $1,327 million at September 30, 1998. Managed loans include securitized credit card loans of $119 million and $87 million at September 30, 1999 and 1998, respectively.

Loans are summarized as follows:                                  September 30, 1999          September 30, 1998
                                                                  ------------------          ------------------
                                                                       (Amounts in Thousands)

         Real estate mortgage                                           $  458,086                $  398,635
         Consumer           308,184                                        268,891
         Commercial and financial                                          262,114                   257,877
         Agricultural                                                      189,090                   170,449
         Credit card                                                        92,093                    98,355
         Real estate construction                                           51,796                    45,375
                                                                        ----------                ----------
                                                                        $1,361,363                $1,239,582
                                                                        ==========                ==========

The increase in real estate and construction loans is due primarily to the strong commercial real estate activity in the Omaha and Lincoln markets. Increased indirect installment loans through vehicle dealerships have been the primary source of the consumer loan portfolio growth. Agricultural loan growth largely reflects higher cattle inventories due to improved cattle feeding economics in 1999. The commercial and financial loan portfolios have seen nominal growth.

Deposits have increased from $1,673 million at September 30, 1998 to $1,761 million at September 30, 1999, a 5.2% increase. The loan to deposit ratio was 77.3% as of September 30, 1999, compared to 74.1% at September 30, 1998. Short-term borrowings totaled $227 million at September 30, 1999, compared to $192 million at September 30, 1998, and $213 million at December 31, 1998. Federal Home Loan Bank borrowings totaled $261 million at September 30, 1999, compared to $147 million at September 30, 1998, and $144 million at December 31, 1998. In May 1999 the Company redeemed the outstanding long-term capital notes totaling $13,500,000. The capital notes were refinanced with a seven-year amortizing loan in the amount of $13,500,000 from a commercial bank. The interest rate is fixed at 6.3%. In addition to repurchase agreements and Federal Home Loan Bank borrowings, the Company has utilized commercial paper and the securitization of credit card receivables to provide liquidity. On July 6, 1999, the Company increased the size of its pooling and service agreement from $100 million to $150 million. Since then it has increased its securitized credit card portfolio from $99 million to $119 million.

Stockholders' equity to assets was 9.8% as of September 30, 1999. The net unrealized gains on available for sale securities decreased $14,753,000 since December 31, 1998. In the first nine months of 1999 the decrease in unrealized gains and losses on debt and equity securities classified as available for sale, was due to an increase in medium to longer term interest rates which decreased the market value of the Company's bond portfolio. The same period 1998 decrease in unrealized gains and losses was due principally to the decline in the market value of Transcrypt International, Inc., a Lincoln, Nebraska based company that first sold shares in the public stock market in 1997. At December 31, 1997, the Company's original investment of $429,000 had a market value of $17 million; at September 30, 1998, the stock had a market value of $1.8 million, and at September 30, 1999, the stock had a market value of $1.3 million.

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

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                  For Capital         Prompt Corrective
                                                               Actual          Adequacy Purposes      Action Provisions
                                                            ------------      ------------------    -------------------
                                                           Amount     Ratio     Amount     Ratio        Amount    Ratio
                                                          -------     -----     ------    -------       ------    -----
                                                                             (Amounts in Thousands)
         As of September 30, 1999:
         Total Capital (to Risk Weighted Assets):
           Consolidated                                    $278,933    15.7%    $142,000     8.0%           N/A
           National Bank of Commerce                        121,945    12.1       80,635     8.0       $100,794    10.0%
         Tier I Capital (to Risk Weighted Assets):
           Consolidated                                     247,473    13.9       71,000     4.0            N/A
           National Bank of Commerce                        109,346    10.8       40,317     4.0         60,476     6.0
         Tier I Capital  (to Quarterly Average Assets):
           Consolidated                                     247,473    10.0       98,874     4.0            N/A
           National Bank of Commerce                        109,346     7.8       56,211     4.0         70,263     5.0

         As of December 31, 1998:
         Total Capital (to Risk Weighted Assets):
           Consolidated                                    $261,743    15.9%    $131,854     8.0%           N/A
           National Bank of Commerce                        115,151    12.0       76,801     8.0        $96,001    10.0%
         Tier I Capital (to Risk Weighted Assets):
           Consolidated                                     230,226    14.0       65,927     4.0            N/A
           National Bank of Commerce                        103,151    10.7       38,400     4.0         57,601     6.0
         Tier I Capital  (to Quarterly Average Assets):
           Consolidated                                     230,226    10.0       91,868     4.0            N/A
           National Bank of Commerce                        103,151     7.9       52,390     4.0         65,488     5.0



                                     Economy

Recent   economic  data  show  that  the  economy   remains   favorable  in  the
Omaha/Lincoln metro areas, but there are some signs of weaknesses for rural businesses. Employment growth remains solid despite stagnant population growth.

Construction activity is ahead of last year, while retail sales growth has been positive (except in rural areas). The manufacturing base in the state continues to operate at expanding levels. Motor vehicle sales are ahead of last year's pace. The state's fiscal position is favorable from the standpoint of tax receipts and budgeted expenditures.

The U.S. economy may realize moderate growth as the Federal Reserve Board raises interest rates in an attempt to maintain balance between growth and inflation. Agricultural exports are beginning to recover. Personal bankruptcy filings may be starting to decline.

The financial prospects for the grain farmers are not favorable as crop prices are below cost of production levels. Crop yields are good, but lower than last year. Congress is considering the appropriation of market loss adjustment payments, which would provide a modest level of financial relief. Cattle feeders have realized consistent profitability during 1999, while hog producers will be facing losses for the most part in 1999. Ranchers are expected to continue to realize good profits given the reduced herd size. Some layoffs have occurred in the agricultural equipment manufacturing sector in the state, and farm implement dealerships are experiencing slow sales.

The commercial and residential real estate markets remain in reasonable supply/demand balance. There has been a modest overbuilding of multi-family units in Lincoln and an increased supply of motel/hotel units on a regional basis. Higher interest rates could, however, dampen market conditions. The real estate market in Colorado Springs remains strong given the influx of new jobs into the region.


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

The Company's Year 2000 Project includes four phases -- awareness, assessment, remediation, and testing. Executive management of the Company reviews and approves these various phases of the project as they are completed. Routine reporting is given to the Company's Board of Directors on the status of the Year 2000 project.

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

0 The remediation phase of the Company's project includes the analysis, planning and actual remediation necessary to bring mission critical internal systems, both software and other time sensitive systems, into Year 2000 ready status. Remediation may include upgrading, renovating or replacing existing systems. All mission critical systems have been remediated and implemented in the production environment as of September 30, 1999.

0 The testing phase of the project involves both internal testing conducted by programming and quality assurance staff, and Customer Acceptance Testing
     (CAT) conducted by customers of the Company. Internal testing is performed on all internal and external mission critical systems and services with Year 2000 date information in various Year 2000 date scenarios. CAT testing, by the Company's financial institution data processing customers, is conducted in a simulated banking environment. A detailed customer acceptance testing program has been designed to test key aspects of all core banking applications being provided to banking customers by the Company. The Company has completed both types of tests related to its project as of September 30, 1999. The Company will continue to conduct various types of internal testing through the end of the year and beyond. Testing will continue until all Year 2000 sensitive dates such as February 29, 2000, are past.

The Costs to Address the Company's Year 2000 Issues. Through September 30, 1999, cumulative costs relating directly to Year 2000 issues since the project's inception have totaled approximately $8.7 million. A portion of the estimated total includes both the cost of existing staff that have been redeployed to the Year 2000 project from other projects and consultants or other independent programmers who have been hired to help the Company complete its project. These costs do not include system upgrades and replacements that were made in the normal course of operations for other purposes in addition to addressing Year 2000 issues, unless the implementation was accelerated. The Company estimates that remaining Year 2000 project costs will total approximately $500,000 and, therefore, the total estimated Year 2000 project costs from inception through completion should approximate $9.2 million.

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

The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. In addition, each subsidiary bank has its own ALCO, which reviews the interest rate risk of each subsidiary bank. If interest rate risk measurements are not within established guidelines, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to manage the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of interest-earning assets, and increase the interest rate sensitivity of its asset base. The Company has approximately $773 million of assets where interest rates are repriceable within 90 days.

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

The following table presents the Company's projected change in EVE, for all assets and liabilities except for the Company's marketable equity securities, for the various rate shock levels:

                                                                 As of September 30, 1999
                                                              Economic Value     Actual
         Change in Interest Rates                                Of Equity       Change           Percent Change
                                                                ----------     --------            ----------
                                                                 (Amounts in Thousands)

           200 basis point increase                                $168,494     $(67,933)              (28.7)%
           150 basis point increase                                 185,648      (50,779)              (21.5)
           100 basis point increase                                 202,656      (33,771)              (14.3)
           50 basis point increase                                  220,727      (15,700)               (6.6)
           Base scenario                                            236,427            -                  -
           50 basis point decrease                                  255,109       18,682                 7.9
           100 basis point decrease                                 268,328       31,901                13.5
           150 basis point decrease                                 276,572       40,145                17.0
           200 basis point decrease                                 277,443       41,016                17.4







                                                                 As of December 31, 1998
                                                               Economic Value    Actual
         Change in Interest Rates                                Of Equity       Change           Percent Change
                                                                 ----------     --------            ----------
                                                                 (Amounts in Thousands)

           200 basis point increase                                $222,998     $(30,480)              (12.0)%
           150 basis point increase                                 230,033      (23,445)               (9.2)
           100 basis point increase                                 238,150      (15,328)               (6.0)
           50 basis point increase                                  246,200       (7,278)               (2.9)
           Base scenario                                            253,478            -                  -
           50 basis point decrease                                  257,332        3,854                 1.5
           100 basis point decrease                                 259,256        5,778                 2.3
           150 basis point decrease                                 261,947        8,469                 3.3
           200 basis point decrease                                 264,680       11,202                 4.4

The preceding table indicates that at September 30, 1999, in the event of a sudden and sustained increase in prevailing market rates, the Company's EVE would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's EVE would be expected to increase. Since December 31, 1998, the Company's estimated changes in EVE have increased significantly.

The Company owns approximately $454 million of mortgage-backed securities at cost, with a $438 million fair value. Mortgage interest rates have increased approximately 1.5% from their lows in the fall of 1998. This has caused the cash flows from approximately $100 million of these securities to decrease significantly from the estimated cash flows when the securities were purchased. The average life of the Company's investment portfolio has increased from December 31, 1998. This is the primary reason for the significant change in the results of the Company's rate shock analysis.

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

The Company owns $72 million of marketable equity securities at September 30, 1999. The fair value of this portfolio has exposure to price risk. The following table shows the effect of stock price fluctuations of plus or minus 5%, plus or minus 10% and plus or minus 15%. These were selected based upon the probability of their occurrence.

                                                                     September  30, 1999         December 31, 1998
                                                                     -------------------         ------------------
                                                                       Fair      Actual           Fair       Actual
         Change in Prices                                             Value      Change          Value       Change
                                                                    --------     ------        --------      -------
                                                                                 (Amounts in Thousands)

           15% increase                                             $83,155     $ 10,846         $83,097     $ 10,839
           10% increase                                              79,540        7,231          79,484        7,226
            5% increase                                              75,924        3,615          75,871        3,613
           Current fair value                                        72,309            -          72,258
            5% decrease                                              68,694       (3,615)         68,645       (3,613)
           10% decrease                                              65,078       (7,231)         65,032       (7,226)
           15% decrease                                              61,463      (10,846)         61,419      (10,839)

Within the Company's public equity investment portfolio, a 5% or less increase in the value of the portfolio has occurred in 8% of the quarters over the past three years; a 5% to 10% increase in the value of the portfolio has occurred in 25% of the quarters over the past three years; a 10% to 15% increase in the value of the portfolio has occurred in 25% of the quarters in the past three years; a 5% or less decrease has occurred in 33% of the quarters in the last three years; and a 5% to 10% decrease has occurred in one quarter over the past three years.

In conclusion, rate shock analysis as of September 30, 1999, indicates the Company's earnings could be adversely affected by an increase in interest rates, due to the effect it would have on the Company's investment portfolio. A major decrease in interest rates could also adversely affect the Company's earnings due to the Company's inability to lower interest rates on interest-bearing demand deposits to the same degree that interest-earning assets would change.


                             Stock Purchase Program

During 1994, the Board of Directors announced its intentions to purchase shares of its common stock when appropriate and at a price management believes advantageous to the Company. During the nine months ended September 30, 1999, the Company acquired 14,427 shares of its Class A stock and 162,959 shares of its Class B stock at an average price of $24.63. All treasury stock is immediately retired.
                           Forward Looking Information

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


                                            FIRST COMMERCE BANCSHARES, INC.



Date:  November 11, 1999                    By:  James Stuart, Jr.
     --------------------------                  ------------------------------
                       James Stuart, Jr., Chairman and CEO



Date:  November 11, 1999                    By:  Donald Kinley
     --------------------------                 -------------------------------
                    Donald Kinley, Senior Vice President and
                      Treasurer (Chief Accounting Officer)