Form 10-K
period 1999-12-31
FIRST COMMERCE BANCSHARES INC
filed 2000-03-23
CIK 768532

United States Securities and Exchange Commission

   FORM 10-K      Washington, D.C.  20549

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934.

For the fiscal year ended             December 31, 1999
                          -----------------------------

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_________________ to ____________________

Commission file number          0-14277
                      -----------------

                         FIRST COMMERCE BANCSHARES, INC.

 ............................................................................
                (Exact name of registrant as specified in its charter)

         Nebraska                                          47-0683029
---------------------------------              -------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

  NBC Center, 1248 O Street, Lincoln, NE                         68508
--------------------------------------------              ---------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (402) 434-4110
                                                  --------------------------

Securities registered pursuant to Section 12(b) of the Act:        NONE
                                                           ------------------

Securities registered pursuant to Section 12(g) of the Act:

     Class A Common Stock, $.20 Par Value; Class B Common Stock, $.20 Par Value
-------------------------------------------------------------------------------
                                                 (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X --------

     As of December 31, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant was $207.1 million. For purposes of this computation only, the market value per share has been determined to be $25.50 for Class A shares and $19.69 for Class B shares, which is the closing bid price on December 31, 1999. "Affiliates" have been deemed to include all officers, directors and persons or groups of persons who have filed a Schedule 13-D with respect to the Company's common stock.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

Class                                     Outstanding at    December 31, 1999
                                                      ------------------------
     Class A Common Stock, $.20 Par Value               2,568,892      shares
                                                        -----------------
     Class B Common Stock, $.20 Par Value              10,769,926      shares
                                                        -----------------

INDEX

                                     PART I

                                                                 Page Number in:
                                                                           Form
                                                                           10-K

ITEM 1. Business
          General--------------------------------------------------------------3
          Statistical Disclosures
            Distribution of Assets, Liabilities and
            Shareholder's Equity; Interest Rates and Interest Differential ---15 Investment Portfolio----------------------------------------------18
            Loan Portfolio----------------------------------------------------19
            Summary of Loan Loss Experience-----------------------------------22
            Deposits----------------------------------------------------------26
            Return on Equity and Assets---------------------------------------14
            Short-term Borrowings---------------------------------------------41
ITEM 2. Properties -----------------------------------------------------------11
ITEM 3. Legal Proceedings-----------------------------------------------------11
ITEM 4. Submission of Matters to a Vote of Security
           Holders -----------------------------------------------------------12
        Executive Officers----------------------------------------------------12

                                     PART II

ITEM 5. Market for the Registrant's Common Stock and
           Related Stockholder Matters----------------------------------------13
ITEM 6. Selected Financial Data-----------------------------------------------14
ITEM 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operation---------------------------------17
ITEM 7A.Quantitative and Qualitative Disclosures About
           Market Risk--------------------------------------------------------31
ITEM 8. Financial Statements and Supplementary Data---------------------------31
ITEM 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure--------------------------------50

                                    PART III

ITEM 10. Directors and Executive Officers of the
            Registrant--------------------------------------------------------50
ITEM 11. Executive Compensation-----------------------------------------------51
ITEM 12. Security Ownership of Certain Beneficial Owners
            and Management----------------------------------------------------54
ITEM 13. Certain Relationships and Related Transactions-----------------------57

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K-----------------------------------------------58
         Signatures ----------------------------------------------------------60

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

ITEM 1.         BUSINESS

General
--------
On February 1, 2000 the Company entered into a Definitive Agreement with Wells Fargo & Company (Wells Fargo) for the acquisition of all the outstanding Class A and Class B common stock of the Company. The purchase price is approximately $480 million or $35.95 per Class A and Class B common share, payable in shares of Wells Fargo common stock. The acquisition is subject to regulatory approval and the approval of Company stockholders. Management expects the acquisition to be completed during 2000.

First Commerce Bancshares, Inc. is a bank holding company having its principal place of business in the NBC Center, 1248 O Street, Lincoln, Nebraska 68508. First Commerce was incorporated under the laws of the State of Nebraska on May 2, 1985. First Commerce owns the following number of shares (excluding directors' qualifying shares held by Directors of the Banks, as to which shares First Commerce is required to repurchase upon the resignation of the individual director in accordance with a repurchase agreement) and percentage of outstanding shares of the following banks and subsidiary bank holding company:

                                              No. of Shares             Percent

National Bank of Commerce Trust &
 Savings Association, Lincoln, Nebraska             499,600               99.92%
First National Bank & Trust Co. of
 Kearney, Nebraska                                   19,772.5             98.86%
Overland National Bank of
 Grand Island, Nebraska                              88,390               98.21%
Western Nebraska National Bank,
 North Platte, Nebraska                              44,680               99.62%
City National Bank and Trust Co.,
 Hastings, Nebraska                                   9,930               99.30%
First National Bank of West Point, Nebraska           4,820               96.40%
The First National Bank of McCook, Nebraska           6,000              100.00%
First Commerce Bancshares of Colorado, Inc.
 Colorado Springs, Colorado                              10              100.00%

As of December 31, 1999, First Commerce reported consolidated total assets of $2,609,590,000, total deposits of $1,812,856,000 and total stockholders' equity of $257,663,000.

As of December 31, 1999 First Commerce and its subsidiaries had a staff of approximately 1,238 employees on a full-time equivalent basis. First Commerce considers its employee relations to be good.

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

The Lincoln Bank has five active non-banking subsidiaries. The Lincoln Bank owns all of the issued and outstanding stock of (1) First Commerce Technologies, Inc., which provides data processing services to the Lincoln Bank, to the other subsidiary banks, and to approximately 260 other banks; (2) Peterson Building Corporation, which owns and operates the Rampark Parking Garage located adjacent to the NBC Center; (3) Commerce Court, Inc., which owns the Commerce Court building located adjacent to the NBC Center; (4) First Commerce Mortgage Company, a company engaged in the purchasing of residential loans to be packaged for resale as mortgage-backed securities, while retaining the servicing rights of the underlying mortgages; and (5) Cabela's LLC (80% ownership of voting stock; 50% total ownership), a company formed in 1995 with Cabela's, a catalog sales company, for the purpose of issuing a "co-branded" credit card. This joint venture had 191,000 active accounts as of December 31, 1999. On January 1, 2000 Peterson Building Corporation and Commerce Court, Inc. were merged into the National Bank of Commerce.

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

The Kearney Bank is located on the northeast corner of First Avenue and 21st Street in the southern part of the central business district of Kearney. The main banking premises was constructed in 1976. A new addition/remodeling project, with an approximate total cost of $3.2 million, is in the process of being completed (estimated completion date of May 2000). The Kearney Bank presently operates three detached facilities and 11 automated "Bank In The Box" teller machines located throughout the Kearney area, one each in Holdrege and Odessa, Nebraska.

The Kearney Bank operates a loan/deposit production office in Holdrege, Nebraska.

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

The North Platte Bank has a loan/deposit production office in Hyannis, Nebraska. In June 1998, the North Platte Bank sold the assets of two former loan production offices in Valentine and Mullen, to a newly chartered bank in Valentine, Western Nebraska National Bank of Valentine. The Mullen loan production office is currently operating as a loan production office for the Valentine Bank. The newly chartered bank is also a subsidiary of First Commerce Bancshares, Inc. On January 18, 2000, at the end of an eighteen-month waiting period, First Commerce merged the Valentine Bank back into the North Platte bank.

The North Platte Bank has nine automated "Bank In The Box" teller machines in North Platte, three in Alliance, one each in Bridgeport, Hershey, Hemingford, Sutherland, Thedford, and Hyannis, Nebraska.

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

The Hastings Bank is located on the northwest corner of Third and Lincoln Streets in the northwest part of the downtown business district of Hastings. The building housing the main banking offices is owned by the Hastings Bank and was constructed in 1969. The facility was remodeled in 1998 for approximately $750,000. The Hastings Bank also owns and operates one detached banking facility which is located near the city's only retail shopping center approximately three miles to the north, and 10 automated "Bank In The Box" teller machines.

If the pending merger with Wells Fargo is approved, the Hastings Bank would have to be divested

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

The West Point Bank operates one automated "Bank In The Box" teller machine in West Point and one in Snyder, Nebraska.

The West Point Bank is located in the central business district of West Point. The building, which houses the main offices, was constructed in 1964 and was expanded in 1993. The West Point Bank owns the building.

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

The McCook Bank is located in the downtown business district of McCook. The building, which houses the Bank's offices, was constructed in 1975, and is owned by the McCook Bank.

The McCook Bank operates a loan production office in Goodland, Kansas, and operates a loan production office in Burlington, Colorado.

Western Nebraska National Bank (the "Valentine Bank")
----------------------------------------------------
In June 1998, the Company opened a new-chartered bank in Valentine, Nebraska, named Western Nebraska National Bank. The Valentine Bank acquired the assets and assumed the deposits of the North Platte Bank's loan/deposit production offices in Valentine and Mullen, Nebraska. The Valentine Bank operates one automated teller machine in Valentine, and operates one automated teller machine in Mullen.

The Mullen location operates as a loan/deposit production office.

A new main bank facility opened in 1999 at 105 North Main, Valentine Nebraska, at an approximate total cost of $1.2 million.

First Commerce merged the Valentine Bank into the North Platte Bank on January 18, 2000.

First Commerce Bank of Colorado, NA ( the "Colorado Bank")
----------------------------------------------------------
The Company opened a new bank, First Commerce Bank of Colorado, N.A., in May 1999. It is currently leasing its bank headquarters.

The Colorado Bank is in the process of constructing a new building at the corner of Struthers Road and Gleneagle Drive, with a total cost including land, building and equipment of approximately $3.5 million.

First Commerce owns 100% of a new bank holding company named First Commerce Bancshares of Colorado, Inc., which in turn owns the Colorado Bank.

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

In October 1997, First Commerce converted the Lincoln Bank's common trust funds into mutual funds. First Commerce Investors, Inc advise the funds. Currently there are five funds, all under the name of the Great Plains Family of Funds.
There are two equity funds, two bond funds and an international fund. At December 31, 1999, assets in these funds totaled $399 million.

First Commerce owns 50% of the stock of Community Mortgage Co. Woods Brothers Realty, Inc. (a real estate agency) owns the other 50%. Community Mortgage Co. originates and sells residential real estate loans.

Competition
-----------
First Commerce faces intense competition from other commercial banks in all activities. In addition, other financial institutions compete throughout Nebraska and the Midwest for most of the services First Commerce provides. Thrift institutions, as well as finance companies, leasing companies, insurance companies, mortgage bankers, investment-banking firms, pension trusts and others provide competition for certain banking and financial services. First Commerce's subsidiary banks also compete for interest-bearing funds with money market mutual funds and issuers of commercial paper and other securities.

The Nebraska Bank Holding Company Act permits bank holding companies to own and operate more than one subsidiary bank. Under the law, an acquisition by a bank holding company of additional subsidiary banks is permitted so long as after consummation of the acquisition, the subsidiary banks of such bank holding company do not exceed nine in number (subject to certain statutory exceptions) and do not have deposits greater than 14% of total deposits of all banks, thrift institutions and savings and loan associations in the State of Nebraska as determined by the Nebraska Director of Banking and Finance as of the most recent calendar year end. At December 31, 1999, First Commerce had total deposits of approximately $1,812,856,000, which is below the limitation.

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

Federal Legislation
-------------------
On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which will, 120 days thereafter, permit bank holding companies to become Financial Holding Companies ("FHC") and, by doing so, affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto. A bank holding company may become an FHC, if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions (see "Capital Requirements" below), well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a FHC and meets all applicable requirements.

No prior regulatory approval will be required for a FHC to acquire a company, other than a bank or savings association, engaged in activities permitted under the Gramm-Leach-Bliley Act. Activities cited by the Gramm-Leach-Bliley Act as being "financial in nature" include:

o      securities underwriting, dealing and market making
o      sponsoring mutual funds and investment companies
o      insurance underwriting and agency
o      merchant banking activities
o      activities that the Board has determined to be closely related to banking

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a FHC or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial subsidiary or subsidiaries. In addition, a FHC or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the FHC or the bank has at least a satisfactory Community Reinvestment Act rating.

The Gramm-Leach-Bliley Act may change the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. We cannot accurately predict the ultimate effect that this legislation, or implementing regulations, will have upon the financial condition or results of operations of the Company or any of its subsidiaries.

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

Effective June 1, 1997, the above statute also permitted interstate branch banking in all states by adequately capitalized and adequately managed banks. However, a state could have enacted specific legislation before June 1, 1997, prohibiting interstate branch banking in that state, in which event banks headquartered in the state will not be permitted to branch into other states. The Nebraska legislature did not enact any such "opt-out" legislation. However, Nebraska has prohibited de novo interstate branching and has prohibited the acquisition of a branch, as opposed to a whole bank, by an out-of-state bank. Applications for interstate branching authority will be subjected to regulatory scrutiny of compliance with both federal and state community reinvestment statutes with respect to all of the banks involved in the proposed transaction.

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

From time to time, various proposals are made in the United States Congress and the Nebraska Legislature, and before various bank regulatory authorities which would, among other things, alter the powers of, and restrictions on different types of banking organizations; expand the authority of regulators over certain activities of bank holding companies; require the application of more stringent standards with respect to the acquisition of banks; expand the powers of bank holding companies with respect to interstate acquisitions; affect the non-banking and securities activities permitted to banks or bank holding companies; or restructure part or all of the existing regulatory framework for banks, bank holding companies and other financial institutions. It is impossible to predict whether new legislation or regulations will be adopted and the impact, if any, on the business of First Commerce.

Dividends
---------
Under applicable federal statutes, the approval of the Comptroller is required if the total of all dividends declared by a national bank in a calendar year exceeds the aggregate of the Bank's "net profits," as defined, for that year and its retained net profits for the two preceding years. Under this formula, First Commerce's subsidiary banks could declare aggregate dividends as of December 31, 1999, without the further approval of the Comptroller, of approximately $19,000,000.

Under Federal Reserve Board policy, First Commerce is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such banks in circumstances where it might not do so absent such policy.

The FDIC and the Comptroller have authority under federal law to take certain enforcement actions against a national bank found to be engaged in conduct, which, in their opinion, constitutes an unsafe or unsound banking practice. Depending upon the financial condition of the bank in question, and other factors, the payment of dividends or other payments might under some circumstances be considered by the FDIC and/or the Comptroller to be an unsafe or unsound banking practice. In such case, the Comptroller could, among other things, commence cease and desist proceedings and the FDIC could commence a proceeding to terminate deposit insurance.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for, among other things, greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The prompt corrective action regulations of the statute specify five capital categories with the highest rating being "well capitalized." Generally, to be "well capitalized" under the prompt corrective action provisions, an institution must have Tier 1 capital to risk weighted assets and total capital to risk weighted assets of 6% and 10%, respectively, and Tier 1 capital to quarterly average assets of 5%. At December 31, 1999, each of the Company's subsidiary banks exceeded the financial requirements for the "well capitalized" category under such regulations.

The Federal Reserve Board has issued risk-based and leverage capital guidelines for bank holding companies like First Commerce. The risk-based guidelines define a two-tier capital framework. Generally, Tier 1 capital consists of common and qualifying preferred shareholders' equity, less goodwill. Generally, Tier 2 capital consists of mandatory convertible debt, subordinated debt and other qualifying term debt, preferred stock not qualifying for Tier 1, 45% of the unrealized gain on equity securities and the allowance for loan losses, subject to certain limitations. The regulatory minimum ratio for total capital is 8%, of which 4% must be Tier 1 capital. In addition, the minimum leverage ratio of Tier 1 capital to quarterly average assets is 4%. On December 31, 1999, First Commerce's total capital ratio was 15.5%, its Tier 1 ratio was 13.5%, and its Tier 1 leverage ratio was 9.9%.

Foreign Operations
-----------------
The Company and its subsidiaries do not engage in any material foreign activities.

ITEM 2.         PROPERTIES

First Commerce owns its headquarters building, the NBC Center, which is located at 1248 O Street, Lincoln, Nebraska, in the downtown central business district of the city. Construction of the eleven-story building was completed in March 1976. The Lincoln Bank leases the lower level and five additional floors of the building. The remaining area of the building is leased to the public.

At December 31, 1999, First Commerce's subsidiary financial institutions operated a total of nine main banking houses (including the Lincoln Bank's NBC Center location), 18 detached facilities, and 115 automated teller machines. All of the facilities are owned by the respective banks, with the exception of the Lincoln Bank, which is housed, in the First Commerce owned NBC Center.

Additional information with respect to premises and equipment is presented on Page 12 of the Notes to Financial Statements in First Commerce's 1999 Annual Report to Shareholders, which is included herein.

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

Executive Officers of the Registrant

The present executive officers of First Commerce, their respective ages and the year each was first elected an officer, are set forth in the following table:

                              Present Office                       Year First
       Name           Age     or Position                       Elected Officer

James Stuart, Jr.     57      Chairman and Chief                       1973
                              Executive Officer

Brad Korell           51      Executive Vice President                 1990

Stuart Bartruff       45      Executive Vice President                 1987
                              and Secretary (Principal
                              Financial Officer)

Mark Hansen           44      Senior Vice President                    1994

Donald Kinley         49      Senior Vice President
                              and Treasurer                            1977
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

Donald Kinley was elected as Senior Vice President and Treasurer in April 1999. Prior to that Mr. Kinley served as Vice President and Treasurer for more than five years.

No family relationships exist between any of the executive officers.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ Small Cap Market under the symbol "FCBIA" for the Class A voting common stock and "FCBIB" for the Class B nonvoting common stock. The market value ranges below are based upon the high and low trading prices per share for the calendar quarters indicated as released by NASDAQ. As of December 31, 1999, the Company had 456 Class A shareholders of record and 999 Class B shareholders of record.

                                               First       Second          Third          Fourth         Annual
                                              Quarter      Quarter        Quarter         Quarter       Total (2)
                                             --------     --------        --------       --------       --------
                                                              (Unaudited)
1999
Common stock trading range
   Class A voting
       high                                    $29.50       $26.75         $26.00          $26.00         $29.50
       low                                      24.50        18.50          18.00           19.50          18.00
       Closing Bid Price                                                                                   25.50
   Class B nonvoting
       high                                     30.00        27.88          24.94           24.25          30.00
       low                                      21.25        21.00          18.75           17.75          17.75
       Closing Bid Price                                                                                   19.69
Dividends declared per share                      .09          .09            .09             .09            .36

1998

Common stock trading range
   Class A voting
       high                                     32.00        31.50          29.75           28.50          32.00
       low                                      29.00        27.00          25.00           24.75          24.75
       Closing Bid Price                                                                                   26.25
   Class B nonvoting
       high                                     32.50        30.50          33.50           31.00          33.50
       low                                      27.50        25.88          24.75           24.00          24.00
       Closing Bid Price                                                                                   28.00
Dividends declared per share                      .085         .085           .085            .085           .34

On February 1, 2000 the Company entered into a Definitive Agreement with Wells Fargo & Company (Wells Fargo) for the acquisition of all the outstanding Class A and Class B common stock of the Company. The purchase price is approximately $480 million or $35.95 per Class A and Class B common share, payable in shares of Wells Fargo common stock. The acquisition is subject to regulatory approval and the approval of Company stockholders. Management expects the acquisition to be completed during 2000.

ITEM 6.         SELECTED FINANCIAL DATA

 (In Thousands Except Per Share Data)

                                                    1999            1998          1997          1996          1995
                                                    ------         ------        ------        ------        -------
At December 31,
   Assets                                         $2,609,590    $2,384,745    $2,251,100     $2,028,012      $1,815,575
   Investments                                       815,692       747,844       691,144        642,700         561,183
   Loans                                           1,441,013     1,284,007     1,236,443      1,121,239       1,017,367
   Deposits                                        1,812,856     1,728,500     1,649,494      1,574,544       1,463,205
   Federal Home Loan Bank borrowings                 229,016       143,625       120,450         73,069          31,500
   Long-term debt                                     12,536        13,500        16,170         18,704          21,250
   Stockholders' equity                              257,663       248,646       232,580        197,398         180,021
Year Ended December 31,
   Net interest income                             $  87,922       $82,197       $76,586        $70,106         $60,889
   Provision for loan losses                           6,877         7,658         8,297          6,839           3,495
   Total noninterest income                           75,384        65,714        53,839         44,030          33,850
   Total noninterest expenses                        108,873        95,286        81,103         73,912          64,393
   Net income                                         30,927        29,035        26,597         21,756          17,420
Per share data:
   Net income                                        $ 2.33         $ 2.15        $ 1.96        $ 1.60           $ 1.29
   Dividends                                            .36            .34           .30           .26              .227
   Stockholders' equity before accumulated
       other comprehensive income                     19.23          17.36         15.57         13.92            12.58
   Total stockholders' equity                         19.32          18.40         17.19         14.57            13.27
Selected Ratios:
   Rate of return on average:
       Total assets                                    1.24%          1.29%         1.28%         1.15%            1.02%
       Stockholders' equity(1)                        12.59          13.05         13.28         12.14            10.52
   Average total stockholders' equity
       to average total assets(1)                      9.83          10.43         10.33          9.49             9.46
   Common dividends payout ratio                      15.60          15.84         15.29         16.21            17.58
   Allowance for loan

       losses to total loans                           1.73           1.89          1.82          1.80             1.87
   Nonaccrual and restructured

       loans as a percentage of total loans             .15            .16           .25           .45              .29
   Net charge-offs to
       average total loans                              .48            .47           .53           .53              .27
Capital Ratios:
   Core capital (Tier I) (2)                          13.51%         13.97%        13.50%        13.31%           13.39%
   Total risk based capital (3)                       15.53          15.35         14.89         14.72            14.82
   Leverage (4)                                        9.93          10.02          9.74          9.40             9.16

(1) Stockholders' equity before accumulated other comprehensive income.
(2) Stockholders' equity before accumulated other comprehensive income, plus minority interest, less goodwill and deposit intangibles to risk-weighted assets (using 1999 requirements). (3) Tier I capital plus allowance for loan losses (limited to 1.25% of risk-weighted assets) plus 45% of unrealized gains on equity securities to risk-weighted assets (using 1999 requirements).

(4) Tier I capital to quarterly average assets less goodwill.



The following  table sets forth the average  balances,  net interest  income and expense and average yields and rates for the Company's  interest-earning  assets
and   interest-bearing   liabilities   for  the  indicated   periods  on  a  non
tax-equivalent basis.

                                                                     Year Ended December 31,

                                  --------------------------------------------------------------------------------------
                                                1999                          1998                         1997
                                -------------------------------     -------------------------      -----------------------
                                      Average             Average    Average          Average   Average            Average
                                      Balance   Interest   Rate      Balance Interest  Rate     Balance Interest    Rate

                                     -------     -------  -------    -------  ------- -------   -------  -------   -------
                                                                   (Amounts in thousands)
                                     Assets

Interest-earning assets:
 Loans, including non-accrual loans $1,306,715  $114,157     8.74% $1,231,931 $111,395   9.04%  $1,140,439  $104,018  9.12%
 Taxable investment securities         703,405    47,557     6.76     610,135   41,635   6.85      576,735    39,463  6.84
 Nontaxable investment securities
     (non-taxable basis)                41,059     2,035     4.96      29,475    1,503   5.10       26,698     1,381  5.17
 Federal funds sold                     43,069     2,196     5.10      34,500    1,898   5.50       34,282     1,980  5.78
 Mortgage loans held for sale           39,423     2,866     7.27      47,949    3,419   7.13       20,679     1,674  8.10
 Equity securities                      71,365     1,472     2.06      68,105    1,431   2.10       57,760     1,104  1.91
 Federal Home Loan Bank stock           10,730       771     7.19       8,981      679   7.56        8,031       549  6.84
                                      --------  --------     ----    --------  -------   ----     --------   -------  ----
    Total interest-earning assets    2,215,766   171,054     7.72   2,031,076  161,960   7.97    1,864,624   150,169  8.05

 Less allowance for loan losses        (24,630)                       (22,735)                     (21,401)
 Cash and due from banks               132,594                        116,870                      116,196
 Premises and equipment                 68,967                         57,917                       51,400
 Other assets                           82,150                         71,923                       59,245
                                      --------                       --------                     --------
       Total assets                 $2,474,847                     $2,255,051                   $2,070,064
                                      ========                       ========                     ========

                             Liabilities AND EQUITY

Interest-bearing liabilities:
   Interest-bearing demand        $    415,952    11,819     2.84% $  385,760   11,347   2.94%  $  350,708     9,627  2.75%
   Savings                             102,786     2,705     2.63      97,227    2,776   2.86       89,666     2,558  2.85
   Time                                896,066    46,638     5.20     856,274   48,779   5.70      844,476    48,016  5.69
                                      --------    ------             --------   ------            --------    ------
     Total interest-bearing deposits 1,414,804    61,162     4.32   1,339,261   62,902    4.70   1,284,850    60,201  4.69

   Short-term borrowings               236,407    11,625     4.92     182,922    9,181    5.02     174,759     8,706  4.98
   Federal Home Loan Bank borrowings   177,232     9,403     5.31     116,166    6,313    5.43      53,596     3,206  5.98
   Long-term debt                       13,216       942     7.13      14,489    1,367    9.43      17,102     1,470  8.60
                                      --------    ------             --------   ------            --------    ------
  Total interest-bearing liabilities 1,841,659    83,132     4.51   1,652,838   79,763    4.83   1,530,307    73,583  4.81
                                      --------    ------                        ------                        ------
  Noninterest bearing demand deposits  343,118                        320,619                      293,474
  Other liabilities                     41,391                         42,595                       33,237
                                      --------                       --------                     --------
       Total liabilities             2,226,168                      2,016,052                    1,857,018

Total stockholders' equity             248,679                        238,999                      213,046
                                      --------                       --------                     --------
   Total liabilities and
    stockholders' equity            $2,474,847                     $2,255,051                   $2,070,064
                                      ========                       ========                     ========
Net interest income                            $ 87,922                       $ 82,197                      $ 76,586
                                                 ======                         ======                        ======
Net interest spread                                         3.21%                        3.14%                       3.24%
                                                            ====                          ====                       ====
Net yield on interest-earning assets                        3.97%                        4.05%                       4.11%
                                                            ====                          ====                       ====


Selected Quarterly Financial Data
(In Thousands Except Per Share Data)

                                               First       Second          Third          Fourth         Annual
                                              Quarter      Quarter        Quarter         Quarter       Total (1)
                                                          --------       --------        --------       --------   --------
                                                                       (Unaudited)

1999
Total interest income                         $40,736      $42,131         $43,511        $44,676       $171,054
Net interest income                            21,196       21,854          22,451         22,421         87,922
Provision for loan losses                       1,595        1,607           1,663          2,012          6,877
Gains on securities sales                       1,747          940             761          1,177          4,625
Noninterest income                             16,828       17,350          17,105         19,476         70,759
Noninterest expense                            25,228       26,419          26,648         30,578        108,873
Net income                                      8,488        7,825           7,788          6,826         30,927
Basic net income per share                        .63          .58            .58             .54           2.33
Dividends declared per share                      .09          .09            .09             .09            .36


1998
Total interest income                         $39,504      $40,485         $40,251        $41,720       $161,960
Net interest income                            20,125       20,637          19,944         21,491         82,197
Provision for loan losses                       1,496        1,484           1,531          3,147          7,658
Gains on securities sales                         839        1,457           1,915            424          4,635
Noninterest income                             14,153       14,554          15,306         17,066         61,079
Noninterest expense                            21,841       22,574          23,838         27,033         95,286
Net income                                      7,620        8,105           7,601          5,709         29,035
Basic net income per share                        .56          .60            .56             .43           2.15
Dividends declared per share                      .085         .085           .085            .085           .34

 (1) Quarterly per share amounts may not add to annual total due to rounding.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

On February 1, 2000 the Company entered into a Definitive Agreement with Wells Fargo & Company (Wells Fargo) for the acquisition of all the outstanding Class A and Class B common stock of the Company. The purchase price is approximately $480 million or $35.95 per Class A and Class B common share, payable in shares of Wells Fargo common stock. The acquisition is subject to regulatory approval and the approval of Company stockholders. Management expects the acquisition to be completed during 2000.

The Company's net income during 1999 was $30,927,000 as compared to $29,035,000 in 1998 and $26,597,000 during 1997. On a per share basis this equates to $2.33, $2.15, and $1.96, for 1999, 1998 and 1997, respectively. The Company experienced moderate growth as year-end assets reached $2,609,590,000 as compared to $2,384,745,000, in 1998. The Company continued its history of raising its annual dividend rate. The 1999 cash dividend was $0.36 per share versus $0.34 per share in 1998 and $0.30 per share in 1997. In December 1999, the Company raised its annualized dividend to 40 cents.

The $1.9 million or 6.5% increase in net income in 1999 from 1998 can be primarily attributed to an increase in net interest income combined with a decrease in the provision for loan losses. The net yield on interest-earning assets decreased from 4.05% in 1998 to 3.97% in 1999. However, average earning assets increased $185 million during 1999 compared to an increase of $166 million during 1998. This resulted in a $5.7 million or 7% increase in net interest income in 1999.

Although average loans increased $75 million in 1999 from 1998, loans at December 31, 1999 increased $157 million from December 31, 1998. The year-end loan increase is up from the $48 million increase in 1998 from 1997, and the $115 million increase during 1997. Average deposit growth continued to lag earning asset growth. Average deposits increased 5.9% or $98 million in 1999 and 5.2% or $82 million in 1998. Therefore, the Company has utilized other methods to fund some of its earning asset growth. In 1996 the Company started securitizing part of its credit card portfolio. Total securitized assets were $142 million at the end of 1999. Average short-term borrowings, made up primarily of securities sold under repurchase agreements, have increased $53 million since 1998. Average Federal Home Loan Bank borrowings were $177 million in 1999, as compared to $116 million in 1998 and $54 million in 1997.

Earning Assets
--------------
Average earning assets in 1999 were $2.22 billion, a 9.1% increase over 1998 primarily caused by loan growth of $75 million and an increase in taxable investment securities of $93 million. Average earning assets were $2.03 billion in 1998, an 8.9% increase over 1997. Average loans were $1,307 million, $1,232 million and $1,140 million in 1999, 1998 and 1997, respectively, a 6.1%, 8.0%, and 6.9% increase over each respective previous year. Loan demand has been strong during the past three years as shown by these increases in average loans. Loan growth in 1999 was primarily in the real estate mortgage, commercial and financial markets. Average loans accounted for 59% and 61% of average earning assets during 1999 and 1998. Average investment securities were $827 million during 1999, a $110 million increase over 1998. Investment securities accounted for 37% of average earning assets during 1999 and 35% during 1998.

Security Portfolio
------------------
The Company's investment securities portfolio consists of high quality securities which are primarily government sponsored agencies and mortgage-backed securities. Anticipated cash flow from callable agencies and mortgage-backed securities was reduced due to the rising interest rate environment of 1999.
Therefore, the overall duration of the portfolio has extended and the market value of the portfolio has decreased. Purchases made during the latter half of 1999 were focused on buying securities that would be less impacted by changing interest rates. The Company's average yield on its security portfolio was approximately 6.7% during 1999.

The following table presents the amortized cost of the securities portfolio by type of security as of December 31 for the years indicated.

                                                   December 31,
                                             ---------------------------
                                            1999         1998         1997
                                           ------       ------       ------
U.S. Treasury                            $ 15,903    $  77,069      $103,366
U.S. Agency                               254,644      158,290       239,389
State and municipal                        45,965       36,802        27,448
Mortgage-backed securities                436,607      401,782       243,614
Marketable equity securities               60,520       52,057        43,217
Other securities                              199          290           425
                                          -------      -------       -------
                                         $813,838     $726,290      $657,459
                                          =======      =======       =======

The following tables present the amortized cost of each investment category by maturity range and the weighted average yield for each range (except for mortgage-backed securities and marketable equity securities).

                                                                            December 31, 1999
                                                           --------------------------------------------------
                                                                    After 1      After 5
                                                        Under       through      through       After
                                                       1 Year       5 Years     10 Years     10 Years       Total
                                                       ------       ------       ------       ------       ------
Securities held to maturity:
   U.S. Treasury and Agency                             $5,502      $20,979      $58,719 $          -     $  85,200
   State and municipal                                   3,025        6,059       12,139       20,057        41,280
   Other securities                                          -           61           68           70           199
                                                        ------      -------        -----        -----       -------
                                                        $8,527      $27,099      $70,926      $20,127      $126,679
                                                         =====       ======       ======       ======       =======

Weighted average yield to maturity:
   U.S. Treasury and Agency                                5.9%         7.4%         7.6%           - %        7.4%
   State and municipal (1)                                 4.3          5.0          5.2          5.6          5.3
   Other securities                                          -          7.4          8.6          7.1          7.7

Securities available for sale:
   U.S. Treasury and Agency                            $16,954      $30,459     $137,934   $        -      $185,347
   State and municipal                                       -            -        2,588        2,097         4,685
                                                        ------      -------        -----        -----       -------
                                                       $16,954      $30,459     $140,522       $2,097      $190,032
                                                        ======       ======       ======        =====       =======

Weighted average yield to maturity:
   U.S. Treasury and Agency                                5.6%         6.8%         7.4%            -%        7.2%
   State and municipal (1)                                   -            -          5.3          5.5          5.4

(1) Not based on taxable equivalents.

The Company owned $437 million in mortgage-backed securities at December 31, 1999. Yields and cash flow on these securities can be impacted by prepayment rates. A large portion of the mortgage-backed securities is collateralized mortgage obligations (CMO). These types of securities are divided into various tranches which are affected by prepayments and the overall structure of the CMO. A portion of the Company's CMO portfolio experienced deterioration in its structure caused by the high prepayment rates in 1998 and the slower prepayments in 1999. Therefore, the average duration of these securities has extended and has made the cash flows less predictable.

Loans
-------
The following table presents the amount of loans by categories and percentage of loans by categories as of December 31, for the years indicated.

                                                                              December 31,
                                                            -------------------------------------------------
                                                        1999         1998         1997         1996         1995
                                                       ------       ------       ------       ------       ------
Real estate mortgage                               $   470,209  $   408,380   $  375,044   $  332,913    $  295,268
Consumer                                               310,903      276,837      281,697      271,906       263,320
Commercial and financial                               312,845      258,898      259,045      245,873       201,910
Agricultural                                           183,380      180,029      180,310      130,071       126,414
Credit card                                            120,809      109,176      106,737       98,895       108,641
Real estate construction                                42,867       50,687       33,610       41,581        21,814
                                                     ---------    ---------    ---------     --------      -------
                                                     1,441,013    1,284,007    1,236,443    1,121,239     1,017,367
Less allowance for loan losses                         (24,952)     (24,292)     (22,458)     (20,157)      (19,017)
                                                                  ---------    ---------    ---------     -------- -------
                                                    $1,416,061   $1,259,715   $1,213,985   $1,101,082    $  998,350
                                                     =========    =========    =========     ========      =======

As a percentage of total loans:

Real estate mortgage                                    32.6%        31.8%        30.3%        29.7%        29.0%
Consumer                                                21.6         21.6         22.8         24.3         25.9
Commercial and financial                                21.7         20.2         21.0         21.9         19.9
Agricultural                                            12.7         14.0         14.6         11.6         12.4
Credit card                                              8.4          8.5          8.6          8.8         10.7
Real estate construction                                 3.0          3.9          2.7          3.7          2.1
                                                       ------       ------       ------       ------        ------
                                                       100.0%       100.0%       100.0%       100.0%       100.0%
                                                       ======       ======       ======       ======        ======
The Company has no foreign loans.

The following table presents loan maturities by ranges (except for real estate mortgage loans, credit card loans and consumer loans). Also included for loans due after one year are the amounts that have predetermined interest rates and floating or adjustable rates.

                                                                         As of December 31, 1999
                                                           --------------------------------------------------
                                                                                                Due after 1 year
                                                                                               ------------------
                                                                                               Pre-       Floating
                                                         Due         Due 1         Due      determined       or
                                                       within       through       after      interest    adjustable
                                                       1 Year       5 Years      5 Years       rate         rate
                                                       ------       -------      -------      -------      -------
Commercial and financial                              $192,040     $102,306      $18,499      $85,136      $35,669
Agricultural                                           134,485       46,211        2,684       39,002        9,893
Real estate construction                                 8,575       32,794        1,498        9,867       24,425

Risk Management
----------------
Overall risk management is an essential part of the operation of any financial services organization. There are three primary financial risk exposures: credit quality, interest rate sensitivity or market risk, and liquidity risk. Credit quality risk involves the risk of either not collecting interest when it is due or not receiving the principal balance of the loan or investment when it matures or is due. Interest rate sensitivity risk is the risk of reduced net interest income because of differences in the repricing characteristics of assets and liabilities, as well as the change in the market value of assets and liabilities as interest rates fluctuate. Liquidity risk is the risk that the Company will not be able to fund its obligations.

Asset Quality
-------------
A key measure of the effectiveness of credit risk management is the percentage of the loan portfolio that is classified as nonperforming. Nonperforming loans include nonaccrual loans, loans 90 days or more past due and restructured loans. The Company's nonperforming loans totaled $3.3 million at December 31, 1999, as compared to $3.6 million at the end of 1998. As a percentage of total loans, nonperforming loans represent only .2% and .3% of the loan portfolio at December 31, 1999 and 1998, respectively.

Virtually all of the Company's loans, except credit card loans, which are concentrated in the Midwest, are to Nebraska-based organizations. The Nebraska economy is partially dependent upon the general state of the agricultural economy. The agricultural economy is dependent upon commodity prices, weather and input costs. Crop yields were generally fair throughout the region during 1999. Prices received for crops were in their second year of decline during 1999. Commodity prices during 1999 were such that ranchers and cattle feeders had a profitable year in 1999, due to lower grain prices, higher fat cattle prices and increased consumer demand for beef. Hog producers experienced a second consecutive year of losses, while grain farmers reported improved earnings, primarily due to additional government payments. Loans to cattle feeders represent the Company's largest loan segment concentration, but the Company applies selective underwriting criteria to this segment. In addition to the Company's direct agricultural loans, some of its nonagricultural borrowers are affected by the overall agricultural economy in Nebraska. The Company's borrowers are to a lesser extent affected by the overall national economy. Watch list loans (loans with a potential or known repayment weakness) related to agriculture remained relatively stable after increasing significantly in the second half of 1998. In 2000, grain prices are not expected to rebound, but government payments will help to keep operations closer to "breakeven" levels. This situation will result in continued financial stress for many agricultural borrowers.

Another area of loan concentration of the Company is in real estate related activities. This is normally one of the first areas affected by a downturn in the economy, but the Company applies selective underwriting in evaluating projects. Another area of significant risk in a downturn of the economy would be in the consumer and credit card areas. Credit card loans traditionally have a higher ratio of net charge-offs to loans outstanding than other areas in the loan portfolio. Credit card charge-offs have stabilized in the last two years after experiencing a significant increase in 1997 and 1996. Credit card loans had $4.7 million in net charge-offs during 1999, $4.8 million in 1998 and $5.0 million in 1997. The Company's credit card charge-offs are slightly below industry averages. Consumer loan charge-offs decreased in 1999 from 1998, but increased in 1998 from 1997. Consumer loan charge-offs are below industry levels.

Management reviews loans regularly, placing them on nonaccrual when it considers the collection of principal or interest doubtful. Thereafter, income is not recorded unless it is received in cash or until such time as the borrower demonstrates an ability to pay interest and principal. During 1999, 1998 and 1997, the Company received approximately $277,000, $491,000 and $398,000 in interest on loans which had been previously charged-off or placed on nonaccrual. This interest was included in interest and fees on loans in the consolidated statements of income. As a general rule, credit card and consumer loans are evaluated for charge-off once the delinquency period reaches 90 days.

For other loans, specific reserves are established for any impaired loan for which the recorded investment exceeds the measured value of the loan. Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or, the method predominately used by the Company, the fair value of the underlying collateral if the loan is collateral dependent.

Management is not aware of any significant risks in the current commercial loan portfolio due to concentrations within any particular industry other than those previously discussed. Loans classified as commercial could be affected by downturns in the real estate, agricultural and consumer economies due to being directly or indirectly related to these areas.

Management believes that it carries adequate loan loss reserves. However, such reserves are estimates and a change in the economy can quickly affect the financial status of borrowers and loan quality. Such changes can require significant adjustments in the loan loss reserve on short notice and are possible in the future.

The following table presents the amount of nonperforming loans for the periods indicated:

                                                              1999       1998       1997       1996       1995
                                                             ------     ------     ------     ------     ------
1. Nonaccrual, Past Due and Restructured Loans
     (a)  Loans accounted for on a nonaccrual basis           $   986     $  538    $1,581     $3,429     $1,700

     (b)  Accruing loans which are contractually past
          due 90 days or more as to principal or
          interest payments                                     1,124      1,584     1,106        846        690

     (c)  Loans not included above which are
          "troubled debt restructurings"                        1,224      1,465     1,530      1,597      1,256

       i. Gross interest income that would have been
           recorded in the period then ended if the loans
           listed in categories (a) and (c) had been
          current in accordance with their original terms         263        202       529        628        350
       ii.Amount of interest income on loans listed in
          categories (a) and (c) that was included in net
          income for the period.                                  183        150       244        395        155
2. Potential Problem Loans(1)                                   9,474     19,980     4,631      6,660      7,953
3. Foreign Outstandings                                             -          -         -          -          -
4. Loan Concentrations                                              -          -         -          -         -

(1) Balances shown are loans in which the primary source of repayment may not be sufficient to meet the present terms of the loan. The Company believes it has sufficient security collateral to support the current loan balance.

Provision for Loan Losses
-------------------------
The Company maintains an allowance for loan losses at a level considered by management to be adequate to provide for the risk of loan losses. The amount of the provision charged to operating expense is determined on the basis of several factors, including reviews of individual loans and an evaluation of their impairment, past due and nonaccruing loans outstanding, the level of the allowance for losses in relation to loans, actual loss experience, appraisals of the loan portfolio conducted by the Company's internal audit staff and by Federal bank examiners, and management's estimate of the impact of the current economic conditions. The Company expensed $6,877,000, $7,658,000 and $8,297,000 for estimated loan losses in 1999, 1998 and 1997, respectively.

Average loans increased 6.1% in 1999, 8.0% during 1998 and 6.9% in 1997. Net charge-offs were $6.2 million, $5.8 million and $6.0 million during 1999, 1998 and 1997, respectively. The loan loss reserve as a percentage of loans was 1.73%, 1.89% and 1.82% at December 31, 1999, 1998 and 1997, respectively.

The following table presents an analysis of loan loss experience.

                                                        1999         1998         1997         1996         1995
                                                       ------       ------       ------       ------       ------
Average loans and leases for the year               $1,306,715   $1,231,931   $1,140,439   $1,066,896      $917,742
                                                     =========    =========    =========     ========       =======
Reserve for loan losses:
Balance, beginning of year                             $24,292      $22,458      $20,157      $19,017       $17,190
   Provision charged to expense                          6,877        7,658        8,297        6,839         3,495
   Bank acquisition                                          -            -            -            -           843
Loans charged off:
   Real estate construction                                  -            -            -            -             -
   Real estate mortgage                                   (208)         (50)        (100)         (43)          (66)
   Agricultural                                           (197)        (243)        (158)         (73)          (98)
   Commercial and financial                             (1,311)        (782)      (1,159)        (734)          (70)
   Consumer                                             (1,602)      (1,541)      (1,452)      (2,117)       (1,168)
   Credit card                                          (5,891)      (5,885)      (5,760)      (4,827)       (3,255)

Loan recoveries:
   Real estate construction                                  -            -            -            -             -
   Real estate mortgage                                     14           81           84          282           185
   Agricultural                                            155          225          225           77           186
   Commercial and financial                                803          725          839          193           438
   Consumer                                                814          604          736          897           636
   Credit card                                           1,206        1,042          749          646           701
                                                       -------      -------      -------      -------       -------
   Net loans charged off                                (6,217)      (5,824)      (5,996)      (5,699)       (2,511)
                                                       -------      -------      -------      -------       -------
Balance, end of year                                   $24,952      $24,292      $22,458      $20,157       $19,017
                                                       =======      =======      =======      =======       =======

Ratio of net charge-offs to average loans                  .48%         .47%         .53%         .53%         .27%
                                                           ===          ===          ===          ===           ===

This table presents an allocation of loan losses by loan categories; however, the breakdown is based on a number of qualitative factors, and the amounts as such are not necessarily indicative of actual future charge-offs in any particular category.

                                                         1999         1998         1997         1996        1995
                                                        ------       ------       ------       ------      ------
Real estate construction                              $    784    $     718    $     330    $     628    $     419
Real estate mortgage                                     3,620        3,514        3,009        2,493        2,902
Agricultural                                             3,782        3,700        3,286        3,169        3,941
Commercial and financial                                 5,471        5,020        4,690        4,896        3,781
Consumer                                                 4,176        3,387        3,478        3,302        3,152
Credit card                                              6,922        7,607        7,175        5,398        4,623
Unallocated                                                197          346          490          271          199
                                                        ------       ------       ------       ------       ------
                                                       $24,952      $24,292      $22,458      $20,157      $19,017
                                                        ======       ======       ======       ======       ======

Market Risk
-----------
The Company's principal objective for interest rate risk management is to manage exposure of net interest income to risks associated with interest rate movements. The Company tries to limit this exposure by matching the maturities of its assets and liabilities, along with the use of floating rate assets and liabilities that will move with interest rate movements.

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

The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. In addition, each subsidiary bank has its own ALCO, which reviews the interest rate risk of each subsidiary bank. If interest rate risk measurements are not within established guidelines, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to manage the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of interest-earning assets, and increase the interest rate sensitivity of its asset base. The Company has almost $400 million of assets where interest rates are adjustable, primarily in a 30-day time frame.

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

The following table presents the Company's projected change in EVE, for all assets and liabilities except for the Company's marketable equity securities, for the various rate shock levels:

     As of December 31, 1999
     ------------------------
                Change in                      Economic Value         Actual         Percent
             Interest Rates                       of Equity           Change         Change
             --------------                    ---------------      ---------       --------
         200 basis point increase                  $162,515         $(94,182)        (36.7)%
         150 basis point increase                   183,600          (73,097)        (28.5)
         100 basis point increase                   202,417          (54,280)        (21.1)
         50 basis point increase                    221,943          (34,754)        (13.5)
         Base scenario                              256,697               -            -
         50 basis point decrease                    265,859            9,162           3.6
         100 basis point decrease                   284,562           27,865          10.9
         150 basis point decrease                   292,994           36,297          14.1
         200 basis point decrease                   295,308           38,611          15.0

     As of December 31, 1998
     -----------------------
                Change in                      Economic Value         Actual         Percent
             Interest Rates                       of Equity           Change         Change
             --------------                    --------------       ---------      ----------
         200 basis point increase                  $222,998         $(30,480)        (12.0)%
         150 basis point increase                   230,033          (23,445)         (9.2)
         100 basis point increase                   238,150          (15,328)         (6.0)
         50 basis point increase                    246,200           (7,278)         (2.9)
         Base scenario                              253,478                -           -
         50 basis point decrease                    257,332            3,854           1.5
         100 basis point decrease                   259,256            5,778           2.3
         150 basis point decrease                   261,947            8,469           3.3
         200 basis point decrease                   264,680           11,202           4.4

The preceding table indicates that at December 31, 1999 and 1998, in the event of a sudden and sustained increase in prevailing market rates, the Company's EVE would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's EVE would be expected to increase.

At December 31, 1999, the Company was generally more sensitive to rising interest rates than was evident at December 31, 1998. The increased sensitivity was due to an overall increase in rates at December 31, 1999 as compared to December 31, 1998, the reduced anticipated cash flow from callable agencies and mortgage-backed securities from the increase in interest rates and the increased reliance on short-term funding sources. In addition, most of the Company's long-term Federal Home Loan Bank borrowings had call features, which shortens the life of these borrowings in a rising rate environment. The Company has begun buying more structured CMO planned amortization class (PAC) bonds and U.S. government agencies with no call features to help reduce the Company's change in EVE in rising rate environments.

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

Below is a gap analysis, which is another means of analyzing interest rate risk, showing the Company's interest rate-sensitive assets (excluding assets on nonaccrual and overdrafts) and liabilities for various time periods in which they either mature, are repriceable or are callable (in thousands):

                                          1 to          91 to       181 to       1 to 5        Over
                                         90 Days      180 Days     360 Days       Years       5 Years      Total
                                        --------      --------     --------     --------     --------     --------
Assets:
   Investments                          $  62,969   $   28,933   $   42,510     $299,069     $380,357    $  813,838
   Loans                                  651,117      132,797      101,451      524,969       21,162     1,431,496
   Mortgage loans held for sale            25,734            -            -            -            -        25,734
   Federal funds sold                      36,075            -            -            -            -        36,075
   Federal Home Loan Bank stock                 -            -            -            -       12,603        12,603
                                          -------      -------      -------      -------      -------      --------
                                          775,895      161,730      143,961      824,038      414,122     2,319,746
Liabilities:
   Interest-bearing demand deposits       106,856            -       57,649      275,230            -       439,735
   Savings deposits                         9,287            -            -       89,403            -        98,690
   Time deposits                          317,125      245,436      246,865      114,159          103       923,688
   Short-term borrowings                  260,650            -            -            -            -       260,650
   Federal Home Loan Bank borrowings       98,400       13,000       75,900       40,500        1,216       229,016
   Long-term debt                             482          482          965        7,716        2,891        12,536
                                          -------      -------      -------      -------      -------      --------
                                          792,800      258,918      381,379      527,008        4,210     1,964,315
                                          -------      -------      -------      -------      -------      --------
Repricing gap                           $ (16,905)  $  (97,188)   $(237,418)    $297,030     $409,912    $  355,431
                                          =======      =======      =======      =======      =======      ========
Cumulative repricing gap                $ (16,905)   $(114,093)   $(351,511)    $(54,481)    $355,431    $  355,431
                                          =======      =======      =======      =======      =======      ========

GAP as a % of earning assets                  (.7)%       (4.9)%      (15.1)%       (2.3)%       15.3%        15.3%
                                              ===         ====         ====         ====         ====          ====

This table estimates the repricing maturities of the Company's interest sensitive assets and liabilities, based upon the Company's assessment of the repricing characteristics of contractual and non-contractual instruments. Non-contractual deposit liabilities are allocated among the various maturity ranges based upon the Company's analysis of the repricing characteristics of the non-contractual deposit liability.

The above gap analysis indicates that the Company's one-year cumulative gap is negative by $351.5 million dollars. Generally, during a period of rising interest rates, a negative gap could adversely effect net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. Anticipated cash flow from the Company's investment portfolio for the year 2000 was reduced due to the rising interest rate environment of 1999. This has negatively impacted the Company's one-year cumulative gap.

The Company owns $89 million and $72 million of marketable equity securities at December 31, 1999 and 1998, respectively. The fair value of this portfolio has exposure to price risk. The following table shows the effect of stock price fluctuations of plus or minus 5%, plus or minus 10% and plus or minus 15%. These were selected based upon the probability of their occurrence.

                                                             December 31, 1999              December 31, 1998
                                                             -----------------              -----------------
                                                           Fair         Actual             Fair         Actual

       Change in Prices                                    Value        Change             Value        Change
       ----------------                                    -----        ------             -----        ------
       15% increase                                     $101,826        $ 13,282         $83,097       $ 10,839
       10% increase                                       97,398           8,854          79,484          7,226
       5% increase                                        92,971           4,427          75,871          3,613
       Current fair value                                 88,544               -          72,258              -
       5% decrease                                        84,117          (4,427)         68,645         (3,613)
       10% decrease                                       79,690          (8,854)         65,032         (7,226)
       15% decrease                                       75,262         (13,282)         61,419        (10,839)

Within the Company's public equity investment portfolio, a 5% or less increase in the value of the portfolio has occurred in one quarter over the past three years; a 5% to 10% increase in the value of the portfolio has occurred in 17% of the quarters over the past three years; a 10% to 15% increase in the value of the portfolio has occurred in 33% of the quarters in the past three years; a 5% or less decrease has occurred in 33% of the quarters in the last three years; and a 5% to 10% decrease has occurred in one quarter over the past three years.

In conclusion, the analysis of the above data indicates that the Company's earnings could be adversely effected by an increase in interest rates.

Liquidity and Capital Resources
-------------------------------
The Company's primary business is ownership of banks. The assets of any commercial bank are primarily funded through the use of borrowings in the form of demand and time deposits, negotiable certificates of deposit, and short-term funds. The Banks have demonstrated the ability to acquire short-term funds when needed and rely primarily upon negotiable certificates of deposit, brokered certificates of deposit, federal funds acquired from correspondent banks, securities sold under agreement to repurchase, and borrowed funds from the Federal Home Loan Bank (FHLB). These sources should remain accessible as long as the Banks offer competitive rates. In addition, the Company has utilized the securitization of credit card receivables to provide liquidity and fund the receivable growth in the Cabela's, LLC credit cards.

The Company relies primarily on the Banks for its source of cash needs. The cash flow from the Banks to the Company comes in the form of dividends, tax benefits and rental payments. Total dividends that can be declared by the subsidiary banks without receiving prior approval from regulatory authorities are limited to each Bank's defined net income of that year combined with its retained defined net income from the previous two years subject to minimum regulatory capital requirements. For the calendar year 2000, the Banks have retained defined net income from the previous two years of approximately $19.4 million. The parent company holds approximately $96.0 million in cash, short-term investments and marketable securities as of December 31, 1999. The Company has the ability to issue commercial paper, which could be used to provide liquidity to subsidiary banks. The Company has issued $9.6 million in commercial paper as of December 31, 1999. Long-term debt at December 31, 1999 includes a term loan of $12.5 million which has payments totaling $1.9 million due in 2000, and $216.1 million of FHLB borrowings (at subsidiary banks) which have expected effective maturity dates in 2000 in the amount of $174.4 million. Because most of the FHLB borrowings have call dates much shorter than the maturity date, if interest rates rise, these call options by the FHLB will probably be exercised.

The Company's risk-based capital ratios, which take into account the different credit risks among banking organizations' assets, have remained strong over the past three years. Tier 1 and total risk-based capital ratios were 13.5% and 15.5%, respectively, at December 31, 1999. These ratios compare to 14.0% and 15.4%, respectively, at December 31, 1998, and 13.5% and 14.9%, respectively, at December 31, 1997. In accordance with the regulatory guidelines, unrealized gains and losses on the securities available for sale portfolio are excluded from the Tier I risk-based capital calculations; total risk-based capital calculations include 45% of pretax net unrealized holding gains on equity securities available for sale.

The Company's leverage ratio, the ratio of Tier 1 capital to total quarterly average assets, was 9.9% at December 31, 1999 and 10.0% at December 31, 1998.

The Office of the Comptroller of the Currency typically defines a bank to be "well capitalized" if it maintains a Tier 1 capital ratio of a least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0%. It is the Company's intention to maintain sufficient capital in each of its subsidiary banks to permit them to maintain a "well-capitalized" designation. All of the Company's bank subsidiaries met the "well-capitalized" designation at December 31, 1999.

During 1994, the Board of Directors announced its intentions of purchasing shares of its common stock when appropriate and at a price believed to be advantageous to the Company. During 1999, the Company acquired 14,427 shares of its Class A stock and 159,025 shares of its Class B stock at an average price of $24.67. All outstanding treasury stock was retired as of December 31, 1999.

Leverage Ratios
---------------
These ratios measure the extent to which the Company has been financed by long-term debt (before accumulated other comprehensive income).

                                                    1999       1998       1997
                                                  -------    -------    -------
Long-term debt to long-term debt plus equity        47.1%      39.8%      20.5%
Total long-term debt to equity                      89.2       66.0       25.7
Long-term debt to equity (parent only)               4.9        5.8        7.7

Funding Sources
---------------
Average deposits were $1.76 billion in 1999 as compared to $1.66 billion during 1998 and $1.58 billion in 1997, a 5.9% and 5.2% increase, respectively. Average interest-bearing deposits increased from $1,285 million in 1997 to $1,339 million in 1998, to $1,415 million in 1999, a 4.2% and 5.6% increase, respectively. Noninterest-bearing demand deposits increased $22.5 million or 7.0% in 1999 from 1998 and increased 9.2% or $27.1 million in 1998 from 1997. The increase in noninterest-bearing demand deposits can be attributed to growth in correspondent deposit accounts, business accounts, and individual customer accounts. The increase in the correspondent bank accounts and business accounts is primarily a result of a decline in average short-term interest rates in 1999, which causes customers who pay for services by maintaining balances, to increase the balances they keep on deposit with subsidiary banks.

Average time deposits increased 4.6% during 1999 and 1.4% during 1998. Interest-bearing demand and savings deposits increased 7.4% during 1999 compared to 9.7% during 1998. The Company uses time deposits of $100,000 or more as a significant funding source. The following table presents time deposits of $100,000 or more by time remaining until maturity.

                                        As of December 31, 1999
                    ------------------------------------------------------------
                                   Over 3       Over 6
                    3 Months      through      through       Over
                     or Less     6 Months     12 Months    12 Months      Total
                    ---------    ---------    ---------    ---------     -------
                   $149,168     $101,591      $70,947       $8,113      $329,819

The Company utilizes the National Bank of Commerce Master Credit Card Trust (Trust) to sell up to $175,000,000 of credit card receivables. As these loans are securitized, the Company's on-balance sheet funding needs are reduced by the amount of loans securitized. As of December 31, 1999 and 1998, the Company had sold $142 million and $98 million, respectively, of credit card receivables to the Trust.

Earnings Performance
---------------------
The Company's net income was $30,927,000, up 6.5% or $1,892,000 from 1998. The Company's net income for 1998 was $29,035,000, up $2,438,000 from 1997's net income of $26,597,000. The increase in net income in 1999 from 1998 can be attributed to several factors. The net yield on interest earning assets decreased from 4.05% in 1998 to 3.97% in 1999, but average-earning assets increased $185 million during 1999, resulting in a $5.7 million increase in net interest income. Loan loss expense decreased $.8 million, which resulted in a net increase in net interest income after provision for loan losses of $6.5 million.

The $2.4 million or 9.2% increase in 1998 income over 1997 income was due primarily to a $166 million increase in interest earning assets coupled with a $.6 million decrease in loan loss expense, which resulted in a net increase in net interest income after provision for loan losses of $6.3 million.

Net Interest Income
-------------------
Net interest income, the principal source of earnings, is the difference between the interest income generated by earning assets and the total cost of the liabilities obtained to fund the earning assets. Net interest income in 1999 was $87.9 million as compared $82.2 million and $76.6 million in the prior two years.

The Company's net yield on interest-earning assets (net interest income as a percent of average earning assets) was 4.11% in 1997, decreased to 4.05% in 1998 and decreased to 3.97% in 1999. The Federal Reserve increased short-term rates in the fourth quarter of 1999, which could increase the Company's cost of funds if they remain at current levels. Competition for quality loan growth could continue to hurt the yield on earning assets.

The following tables attribute changes in net interest income either to changes in average balances or to changes in average rates for earning assets and interest-bearing liabilities. The change in interest due jointly to volume and rate has been allocated to volume and rate in proportion to the relationship of the absolute dollar amount of change in each.

                                                  1999/98                                     1998/97
                                      -------------------------------             ------------------------------
                                             Amounts                                     Amounts
                                          Attributable                                 Attributable
                                          to Changes in                               to Changes in
                                        -----------------                           -----------------
                                                                Total                                       Total
                                      Volume        Rate       Change             Volume        Rate       Change
                                      ------       ------      ------             ------       ------      ------
Interest on loans                   $  6,615       $(3,853)      $2,762         $  8,280     $   (903)     $  7,377
Interest on taxable securities         6,309          (387)       5,922            2,279         (107)        2,172
Interest on nontaxable securities        575           (43)         532              142          (20)          122
Interest on fed funds sold               445          (147)         298               13          (95)          (82)
Interest on mortgage loans
    held for sale                       (619)           66         (553)           1,918         (173)        1,745
Equity securities                         68           (27)          41              210          117           327
FHLB stock                               127           (35)          92              131           (1)          130
                                      ------        ------        -----           ------       ------        ------
Total interest income                 13,520        (4,426)       9,094           12,973       (1,182)       11,791
                                      ------        ------       ------           ------       ------        ------
Interest on deposits:
   Interest-bearing demand               867          (395)         472            1,205          515         1,720
   Savings deposits                      153          (224)         (71)             216            2           218
   Other time deposits                 2,198        (4,339)      (2,141)             672           91           763
Interest on short-term borrowings      2,634          (190)       2,444              410           65           475
Interest on FHLB borrowings            3,243          (153)       3,090            3,425         (318)        3,107
Interest on long-term debt              (112)         (313)        (425)            (238)         135          (103)
                                      ------        ------        -----           ------       ------        ------
Total interest expense                 8,983        (5,614)       3,369            5,690          490         6,180
                                      ------        ------        -----           ------       ------        ------
Net interest income                 $  4,537       $ 1,188       $5,725         $  7,283      $(1,672)     $  5,611
                                      ======        ======        =====           ======       ======        ======

Nonaccruing loans have been included in average total loans. Loan fees on new loans have been included in interest income, but the amounts of such fees are not considered material to total interest income. Tax-exempt interest is not on a tax-equivalent basis.

Noninterest Income
-------------------
Noninterest income continues to be a significant source of revenues. Management has emphasized the importance of growth of noninterest income to enhance the Company's profitability. As a percentage of net revenues (net interest income plus noninterest income), noninterest income was 46%, 44%, and 41% during 1999, 1998 and 1997, respectively.

The following table shows the breakdown of noninterest income and the percentage changes.

                                                                                               Percent Increase
                                                                                                  (Decrease)

                                                                                               -----------------
                                                          1999       1998       1997         1999/98     1998/97
                                                         ------     ------     ------        -------     -------
Credit card                                              $23,636    $15,759    $13,047        50.0%       20.8%
Computer services                                         12,377     11,427      8,904         8.3        28.3
Other service charges and fees                            11,787     10,682      7,829        10.3        36.4
Mortgage banking                                           8,113      8,853      5,425        (8.4)       63.2
Trust services                                             6,305      6,085      6,469         3.6        (5.9)
Service charges on deposits                                5,918      5,427      5,562         9.0        (2.4)
Gains on securities sales                                  4,625      4,635      4,861         (.2)       (4.6)
Other income                                               2,623      2,846      1,742        (7.8)       63.4
                                                          ------     ------     ------
   Total noninterest income                              $75,384    $65,714    $53,839        14.7        22.1
                                                          ======     ======     ======

Noninterest income in 1999 was $75,384,000 compared to $65,714,000 in 1998, a 14.7% increase. If securities gains of $4,625,000 and $4,635,000 in 1999 and 1998, respectively, were excluded, noninterest income would have been $70.8 million in 1999 compared to $61.1 million in 1998, a 15.8% increase. In both 1999 and 1998, the securities gains were primarily the result of selling certain positions held in the Company's Global Fund. Credit card fees increased $7,877,000 or 50.0% due to the increase in balances as well as total activity, and increases in late, over limit and cash advance fees. Computer services fees increased $950,000 or 8.3% due to various fees generated from installation services, conversions, profit on resale of equipment, and out-of-Nebraska item processing centers operated by First Commerce Technologies. The 10.3% increase in other service charges and fees is due to several factors: growth in bond sales, increased discount brokerage sales, and increased real estate lending fees. The increase in discount brokerage sales is due to steady growth and a generally strong stock market. Mortgage banking revenue decreased 8.4% from 1998 primarily because of the smaller volume of mortgage refinancings in 1999. Loans serviced by First Commerce Mortgage were $1.904 billion at December 31, 1999 compared to $1.607 billion at December 31, 1998. Other income decreased $223,000 due primarily to venture capital losses in the first quarter of 1999.

Noninterest income in 1998 was $65,714,000 compared to $53,839,000 in 1997, a 22.1% increase. If securities gains of $4,635,000 and $4,861,000 in 1998 and 1997, respectively, were excluded, noninterest income would have been $61.1 million in 1998 compared to $49.0 million in 1997, a 24.7% increase. Credit card fees increased $2,712,000 or 20.8% due to increased credit card activity including interchange and merchant income, and fees generated by an increased card holder base. Computer services fees increased $2,523,000 or 28.3% due to an increase in conversion and annual processing fees. In September 1997, the Company converted its common trust funds to mutual funds, the "Great Plains Family of Funds." Fees earned from these mutual funds are included in other service charges and fees, and explain the $2,853,000 or 36.4% increase in this noninterest income category. This also accounts for the 5.9% decrease in trust services income. Mortgage banking income increased 63.2% over 1997 because of the large volume of mortgage refinancings in 1998. Other income increased 63.4% in 1998 primarily due to an increase in the gain on sale of mortgages held for sale. As a normal course of business, First Commerce Mortgage Company holds mortgages from the time funded until the time delivered.

Noninterest Expense
-------------------
The emphasis on growth in fee-based service income requires significant investments in staff, training and technology. The following table shows the breakdown of noninterest expense for 1999, 1998 and 1997, and the percentage changes.


                                                                                               Percent Increase
                                                                                                  (Decrease)
                                                                                              ------------------
                                                          1999       1998       1997         1999/98     1998/97
                                                         ------     ------     ------        -------     -------
Salaries and employee benefits                         $  48,672    $44,123    $39,475        10.3%       11.8%
Credit card                                               17,043     11,403      7,921        49.5        44.0
Equipment expense                                          8,154      6,289      5,538        29.7        13.6
Amortization of mortgage servicing rights                  5,038      4,782      2,067         5.4       131.3
Communications                                             4,113      4,447      4,221        (7.5)        5.4
Net occupancy expense                                      4,375      4,353      4,496          .5        (3.2)
Business development                                       4,651      4,343      3,695         7.1        17.5
Fees and insurance                                         4,780      4,266      3,802        12.0        12.2
Supplies                                                   2,754      2,786      2,539        (1.1)        9.7
Other expenses                                             6,655      6,919      5,297        (3.8)       30.6
Minority interest                                          2,127      1,064      1,541        99.9       (31.0)
Goodwill amortization                                        511        511        511         -           -
                                                         -------     ------     ------
       Total noninterest expense                        $108,873    $95,286    $81,103        14.3        17.5
                                                         =======     ======     ======

Efficiency ratio (1)                                        66.9%      65.4%      63.1%
Average number of full-time equivalent employees           1,238      1,211      1,108
Personnel expense per employee (in dollars)              $39,315    $36,435    $35,627

(1) Computed as noninterest expense (excluding net cost of real estate owned, minority interest and goodwill amortization) divided by the sum of net interest income and noninterest income (excluding securities gains).

Noninterest expenses were $108,873,000 in 1999 compared to $95,286,000 in 1998. This is an increase of $13.6 million or 14.3%. Salaries and employee benefits increased $4,549,000 or 10.3% from the prior year. The increase is due to general increases in the levels of pay and number of employees, plus the addition of banks in Valentine, Nebraska and Colorado Springs, Colorado. Credit card expenses increased $5,640,000 or 49.5% due to increased activity and an increase in Cabela's bucks expense, points earned from using the Cabela's credit card in the joint venture with Cabela's, which can be redeemed for merchandise at Cabela's. Equipment expenses increased $1,865,000 or 29.7% due to maintenance and depreciation expense on the significant equipment purchases of the last two years, primarily computer systems and software. Fees and insurance increased $514,000 or 12.0% due primarily to overall growth in the organization. The increase in minority interest expense is directly related to the increase in profits in the Cabela's credit card joint venture.

Noninterest expenses were $95,286,000 in 1998 compared to $81,103,000 in 1997. This is an increase of $14.2 million or 17.5%. Salaries and employee benefits increased $4,648,000 or 11.8% generally due to increases in the levels of pay and number of employees. Credit card fees increased $3,482,000 or 44.0% due to increased activity and an increase in Cabela's bucks expense. Equipment expenses increased $751,000 or 13.6% due to additional equipment purchases, primarily computer related. Amortization of mortgage servicing rights increased $2,715,000 or 131.3% due to an increase in the volume of mortgages serviced by First Commerce Mortgage. In addition to the increase in volume, a significant increase in refinancings during 1998 resulted in the write-off of $2 million of capitalized mortgage servicing rights on refinanced loans. Business development expenses increased 17.5% due primarily to increased marketing for new solicitations at Cabela's. Fees and insurance increased $464,000 or 12.2% due to increased credit report and filing fees. Other expenses increased 30.6%. Additional consulting fees relating primarily to the Company's computer service company increased $747,000. Additional software expense increased $596,000 due primarily to upgrading software to be Year 2000 ready. A decrease in minority interest expense is related to the decrease in profits in the Cabela's credit card joint venture.

Income Taxes
------------
The provision for income taxes was $16,629,000 in 1999, $15,932,000 in 1998 and $14,428,000 in 1997. The changes from year to year can be primarily attributed to the increase in income before income taxes.

Impact of Inflation
-------------------
The assets and liabilities of a financial institution are primarily monetary in nature. As such, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During periods of inflation, monetary assets lose value in terms of purchasing power while monetary liabilities have corresponding purchasing power gains. Since banks generally have an excess of monetary assets over monetary liabilities, inflation will, in theory, cause a loss of purchasing power in the value of shareholders' equity. However, the concept of purchasing power is not an adequate indicator of the effect of inflation on banks because it does not take into account changes in interest rates, which are a more important determinant of bank earnings. Other sections of the Management's Discussion and Analysis discuss how the Company monitors the effect of changing interest rates on the Company's earnings.

Noninterest related expenses are also influenced by the current rate of inflation since they represent the Company's purchase of goods and services from others. It is difficult to assess the true effect of inflation on the Company. The Company believes, however, it has and will continue to react to minimize any adverse effects of inflation.

TRENDS AND UNCERTAINTIES
-------------------------
ECONOMY. Recent economic data show that the economy remains strong in the Omaha/Lincoln metro areas, but there are some signs of sluggishness in some of the rural counties. A lack of qualified applicants hinders economic growth across the state. Construction activity has been strong, while retail sales growth has been favorable. The manufacturing base in the state continues to operate at expanding levels. Motor vehicle sales have been favorable. The state's fiscal position is favorable from the standpoint of the amount of excess tax receipts being received over budgeted expenditures. The U. S. economy may begin to realize moderate growth as the Federal Reserve Board attempts to maintain balance between growth and inflation. Agricultural exports are beginning to show some signs of recovery.

The financial results of the 1999 Nebraska farm sector were mixed. Crop prices are below the cost of production, while crop yields were fair. Loan deficiency payments and market transition payments significantly helped to soften the impact of lower grain prices. Cattle feeders and ranch operations reflected profits throughout 1999. Hog producers experienced a year of losses in 1999. Personal bankruptcy filings have begun to decline. Farm implement sales were weak throughout the year.

ENVIRONMENTAL. Many environmental issues are being discussed on the national and local level. In Nebraska, water is used to irrigate nearly six million acres of semi-arid cropland. The state continues to discuss issues relating to domestic, agricultural, and environmental uses of water. Legislation has been implemented to recognize the inter-relationship between ground and surface water. Discussions and regulations have also focused on water quality, moratoriums on new irrigation wells and preserving wildlife habitat. These discussions may ultimately have an impact on agricultural practices.

YEAR 2000. A significant technological issue impacting all companies worldwide was the need to modify computer information systems to properly process transactions relating to the Year 2000 and beyond. The Company implemented a formal program to evaluate, monitor, review and manage the risks, solutions and costs and update its software programs and other time sensitive systems for Year 2000. The Company's systems have operated normally, and no system problems have been experienced as a result of the Year 2000 issue. In addition, the Company believes the systems are ready for any ongoing Year 2000 related issues, and that no significant systems interruptions will be experienced as a result of the Year 2000 issue.

Through December 31, 1999, cumulative costs relating directly to Year 2000 issues since the project's inception totaled approximately $11.5 million. A portion of the total includes both the cost of existing staff who were redeployed to the Year 2000 project from other projects and consultants or other independent programmers who were hired to help the Company complete its project. These costs do not include system upgrades and replacements that were made in the normal course of operations for other purposes in addition to addressing Year 2000 issues, unless the implementation was accelerated. No further Year 2000 costs are anticipated.

REGULATORY. During 1992 the FDIC (Federal Deposit Insurance Corporation) implemented a new risk-based assessment system where each insured depository institution pays an assessment rate based on the combination of its capital and supervisory condition. The FDIC Board intends to review the rate schedules every six months to ensure that the assigned rates are consistent with economic conditions and allow the funds to maintain the statutory-mandated 1.25% reserve ratio. All of the Company's subsidiary banks presently meet the conditions required under the new system to pay the lowest possible rate. The banking industry has been assessed a portion of the FICO bond debt service costs. The plethora of bank regulations has resulted in the employment of greater company resources to ensure regulatory compliance. Risk-based capital guidelines established by regulatory agencies set minimum capital standards based on the level of risk associated with a financial institution's assets. As of December 31, 1999, the Company and all of its bank subsidiaries exceed the minimum capital requirements as mandated by regulatory agencies (See Footnote O).

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, Pages 22 through 25, and captioned "Management's Discussion and Analysis--Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Index To Financial Information

          Consolidated Balance Sheets....................................... 32
          Consolidated Statements of Income................................. 33
          Consolidated Statements of Stockholders' Equity................... 34
          Consolidated Statements of Cash Flows............................. 35
          Notes to Consolidated Financial Statements........................ 36
          Independent Auditors' Report...................................... 51

CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                    --------------------------
                                                                                    1999                  1998
                                                                                  ---------             --------
                                                                                      (Amounts In Thousands)

                                     ASSETS

Cash and due from banks                                                          $   151,619           $   135,731
Federal funds sold                                                                    36,075                31,865
                                                                                   ---------             ---------
   Cash and cash equivalents                                                         187,694               167,596
Securities available for sale (cost of
   $587,090,000 and $430,747,000)                                                    588,944               452,301
Securities held to maturity (fair value of
   $221,270,000 and $300,502,000)                                                    226,748               295,543
Mortgage loans held for sale                                                          25,734                66,178
Loans                                                                              1,441,013             1,284,007
Less allowance for loan losses                                                        24,952                24,292
                                                                                   ---------             ---------
   Net loans                                                                       1,416,061             1,259,715
Federal Home Loan Bank stock, at cost                                                 12,603                 9,347
Accrued interest receivable                                                           22,216                22,257
Premises and equipment, net                                                           72,957                62,392
Other assets                                                                          56,633                49,416
                                                                                   ---------             ---------
                                                                                  $2,609,590            $2,384,745
                                                                                   =========             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                                           $   350,743           $   365,782
   Interest bearing                                                                1,462,113             1,362,718
                                                                                   ---------             ---------
                                                                                   1,812,856             1,728,500

Short-term borrowings                                                                260,650               213,470
Federal Home Loan Bank borrowings                                                    229,016               143,625
Accrued interest payable                                                               8,665                 7,442
Accrued expenses and other liabilities                                                28,204                29,562
Long-term debt                                                                        12,536                13,500
                                                                                   ---------             ---------
   Total liabilities                                                               2,351,927             2,136,099
Commitments and contingencies
Stockholders' equity:
   Common stock:
       Class A voting, $.20 par value; authorized
       10,000,000 shares; issued and outstanding 2,568,892
       and 2,583,319 shares;                                                             514                   517
       Class B nonvoting, $.20 par value; authorized
       40,000,000 shares, issued and outstanding 10,769,926
       and 10,928,951 shares                                                           2,154                 2,186
   Paid-in capital                                                                    21,379                21,572
   Retained earnings                                                                 232,411               210,361
   Accumulated other comprehensive income                                              1,205                14,010
                                                                                   ---------             ---------
       Total stockholders' equity                                                    257,663               248,646
                                                                                   ---------             ---------
                                                                                  $2,609,590            $2,384,745
                                                                                   =========             =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Year ended December 31,
                                                                                  ----------------------------
                                                                                  1999         1998         1997
                                                                                 ------       ------       ------
                                                                           (Amounts In Thousands Except Per Share Data)
 Interest income:
   Loans                                                                        $114,157     $111,395      $104,018
   Securities:
     Taxable                                                                      47,557       41,635        39,463
     Nontaxable                                                                    2,035        1,503         1,381
     Dividends                                                                     2,243        2,110         1,653
   Mortgage loans held for sale                                                    2,866        3,419          1,67
   Federal funds sold                                                              2,196        1,898         1,980
                                                                                 -------      -------       -------
       Total interest income                                                     171,054      161,960       150,169
 Interest expense:
   Deposits                                                                       61,162       62,902        60,201
   Short-term borrowings                                                          11,625        9,181         8,706
   Federal Home Loan Bank borrowings                                               9,403        6,313         3,206
   Long-term debt                                                                    942        1,367         1,470
                                                                                 -------      -------       -------
       Total interest expense                                                     83,132       79,763        73,583
                                                                                 -------      -------       -------
 Net interest income                                                              87,922       82,197        76,586
 Provision for loan losses                                                         6,877        7,658         8,297
                                                                                 -------      -------       -------
 Net interest income after provision for loan losses                              81,045       74,539        68,289
 Noninterest income:
   Credit card                                                                    23,636       15,759        13,047
   Computer services                                                              12,377       11,427         8,904
   Other service charges and fees                                                 11,787       10,682         7,829
   Mortgage banking                                                                8,113        8,853         5,425
   Trust services                                                                  6,305        6,085         6,469
   Service charges on deposits                                                     5,918        5,427         5,562
   Gains on securities sales                                                       4,625        4,635         4,861
   Other income                                                                    2,623        2,846         1,742
                                                                                 -------      -------       -------
       Total noninterest income                                                   75,384       65,714        53,839
                                                                                 -------      -------       -------
 Noninterest expense:
   Salaries and employee benefits                                                 48,672       44,123        39,475
   Credit card                                                                    17,043       11,403         7,921
   Equipment expense                                                               8,154        6,289         5,538
   Amortization of mortgage servicing rights                                       5,038        4,782         2,067
   Communications                                                                  4,113        4,447         4,221
   Net occupancy expense                                                           4,375        4,353         4,496
   Business development                                                            4,651        4,343         3,695
   Fees and insurance                                                              4,780        4,266         3,802
   Supplies                                                                        2,754        2,786         2,539
   Other expenses                                                                  9,293        8,494         7,349
                                                                                 -------      -------       -------
       Total noninterest expense                                                 108,873       95,286        81,103
                                                                                 -------      -------       -------
 Income before income taxes                                                       47,556       44,967        41,025
 Income tax provision                                                             16,629       15,932        14,428
                                                                                 -------      -------       -------
 Net income                                                                    $  30,927    $  29,035     $  26,597
                                                                                 =======      =======       =======
Weighted average shares outstanding                                               13,262       13,529        13,541
                                                                                 =======      =======       =======
Basic and diluted net income per share                                             $2.33        $2.15        $1.96
                                                                                 =======      =======       =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     Accumulated
                                   Class A      Class B                                Compre-          Other
                                   Common       Common       Paid-In     Retained      hensive       Comprehensive
                                    Stock        Stock       Capital     Earnings      Income           Income
                                  --------     --------     --------     --------      -------       -------------
                                                              (Amounts in Thousands)

Balance, January 1, 1997              $521       $2,188       $21,628      $164,176                   $  8,885
Purchase and retirement of stock        (3)           -           (27)         (330)                         -
Comprehensive income:
   Net income                            -            -             -        26,597     $26,597              -
   Unrealized gains on securities,
       net of reclassification
       adjustment (see disclosure)       -            -             -             -      13,011         13,011
                                                                                         ------
Comprehensive income                     -            -             -             -     $39,608              -
                                                                                         ======
Cash dividends ($.26 per share)          -            -             -        (4,066)                         -
                                      ----        -----        ------       -------                     ------
Balance, December 31, 1997             518        2,188        21,601       186,377                     21,896
                                      ----        -----        ------       -------                     ------
Purchase and retirement of stock        (1)          (2)          (29)         (451)                         -
Comprehensive income:
   Net income                            -            -             -        29,035     $29,035              -
   Unrealized gains on securities,       -            -             -             -                          -
       net of reclassification
       adjustment (see disclosure)       -            -             -             -      (7,886)        (7,886)
                                                                                         ------
   Comprehensive income                  -            -             -             -     $21,149              -
                                                                                         ======
Cash dividends ($.30 per share)          -            -             -        (4,600)                         -
                                      ----        -----        ------       -------                     ------
Balance, December 31, 1998             517        2,186        21,572       210,361                     14,010
                                      ----        -----        ------       -------                     ------
Purchase and retirement of stock        (3)         (33)         (282)       (4,051)                         -
Issuance of Class B common stock         -            1            89             -                          -
Comprehensive income:
   Net income                            -            -             -        30,927     $30,927              -
   Unrealized gains on securities,
       net of reclassification
       adjustment (see disclosure)       -            -             -             -     (12,805)       (12,805)
                                                                                         ------
Comprehensive income                     -            -             -             -     $18,122              -
                                                                                         ======
Cash dividends ($.36 per share)          -            -             -        (4,826)                         -
                                      ----        -----        ------       -------                     ------

Balance, December 31, 1999            $514       $2,154       $21,379      $232,411                   $  1,205
                                      ====        =====        ======       =======                     ======


Disclosure of reclassification amount:
(Amounts in Thousands)

Year ended December 31,                                                         1997         1998         1999
                                                                                ----         ----         ----
Unrealized holding gains arising during period, net of tax of
   $8,708, $(2,624), and $(5,276), respectively                              $16,171      $(4,873)   $  (9,799)
Less:  reclassification adjustment for gains included in net income,
   net of tax of $(1,701), $(1,622), and $(1,619), respectively               (3,160)      (3,013)      (3,006)
                                                                              ------       ------       ------
Net unrealized gains on securities, net of tax of
   $7,008, $(4,246), and $(6,895), respectively                              $13,011      $(7,886)    $(12,805)
                                                                              ======       ======       ======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year ended December 31,
                                                                                  1999          1998        1997
                                                                                 -------      -------       -------
                                                                                      (Amounts in Thousands)

Net income                                                                     $  30,927    $  29,035     $  26,597
Adjustments to reconcile net income to net cash flows from
 operating activities:
   Depreciation and amortization                                                  14,031       12,217         8,472
   Provision for loan losses                                                       6,877        7,658         8,297
   Provision for deferred taxes                                                      834        1,792         1,188
   Gain on sales of mortgage loans held for sale and securities                   (5,477)      (5,498)       (4,906)
Changes in assets and liabilities:
   Purchases of mortgage loans held for sale                                    (503,420)    (847,580)     (307,025)
   Proceeds from sales of mortgage loans held for sale                           544,716      813,625       292,003
   Accrued interest receivable                                                        41         (781)       (1,283)
   Accrued interest payable                                                        1,223         (292)           84
   Other assets                                                                      146       (1,039)       (3,329)
   Accrued expenses and other liabilities                                           (338)         122         1,277
   Other                                                                          (1,778)          56          (271)
                                                                                 -------      -------       -------
       Total adjustments                                                          56,855      (19,720)       (5,493)
                                                                                 -------      -------       -------
Net cash flows from operating activities                                          87,782        9,315        21,104

Cash flows from investing activities:
   Proceeds from sales of securities held to maturity                                  -            -           180
   Proceeds from maturities of securities held to maturity                        83,392      157,844        50,031
   Purchases of securities held to maturity                                      (14,597)     (90,619)     (142,967)
   Proceeds from sales of securities available for sale                           78,604       31,971       101,701
   Proceeds from maturities of securities available for sale                     111,769       55,183        67,403
   Purchases of securities available for sale                                   (341,831)    (219,269)      (99,784)
   Net increase in loans                                                        (207,223)     (76,388)     (140,200)
   Securitization and sale of credit card loans                                   44,000       23,000        19,000
   Purchases of premises and equipment                                           (17,348)     (13,966)      (11,054)
   Purchases of mortgage servicing rights                                         (7,093)     (11,663)       (3,922)
   Other                                                                          (3,317)         347          (459)
                                                                                 -------      -------       -------
Net cash flows from investing activities                                        (273,644)    (143,560)     (160,071)

Cash flows from financing activities:
   Net increase in deposits                                                       84,356       79,006        74,950
   Net increase in short-term borrowings                                          47,180       15,075        57,003
   Net increase in Federal Home Loan Bank borrowings                              85,391       23,175        47,381
   Repayment of long-term debt                                                   (14,464)      (2,670)       (2,534)
   Proceeds from long-term debt                                                   13,500            -             -
   Repurchase of common stock                                                     (4,369)        (483)         (360)
   Cash dividends paid                                                            (4,826)      (4,600)       (4,066)
   Other                                                                            (808)        (821)          (85)
                                                                                 -------      -------       -------
Net cash flows from financing activities                                         205,960      108,682       172,289
                                                                                 -------      -------       -------
Net change in cash and cash equivalents                                           20,098      (25,563)       33,322
Cash and cash equivalents at beginning of year                                   167,596      193,159       159,837
                                                                                 -------      -------       -------
Cash and cash equivalents at end of year                                        $187,694     $167,596      $193,159
                                                                                 =======      =======       =======
Supplemental disclosure:
   Interest paid                                                                 $81,909      $79,911       $73,540
   Income taxes paid                                                              15,365       13,290        13,465



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Columnar amounts in footnotes are in thousands except per share amounts)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - First Commerce Bancshares, Inc. (the Company) is a multi-bank holding company whose primary business is providing the normal banking functions of trust, commercial, consumer, correspondent, mortgage banking, and retail deposit services through its Nebraska and Colorado based banks and affiliated organizations. The majority of the Company's operations and assets are related to its banking operations and none of the Company's other operations are significant enough to be reportable segments.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. Certain prior years' amounts have been reclassified to conform to current year's classifications.

Assets held in agency or fiduciary  capacities  are not assets of the subsidiary
banks  and  accordingly,   are  not  included  in  the  accompanying   financial
statements.

Use of Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and income and expense for the period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the adequacy of the allowance for loan losses.

Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers cash, due from banks, federal funds sold and certain securities that are purchased and sold for one-day periods to be cash equivalents.

Securities - Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held to maturity, and are reported at amortized cost. Securities that are acquired and held principally for the purpose of selling in the near term are classified as trading securities and are reported at their fair values, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses reported, net of tax, as the sole component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses on investments are recognized using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Derivative Financial Instruments - An interest rate swap agreement is utilized by the Company to reduce the exposure to fluctuations in the interest rate on its variable rate, long-term debt. The differential to be received or paid under such agreement is recognized in income over the life of the agreement as an adjustment to interest expense.

Mortgage Loans Held for Sale - Mortgage loans held for sale are stated at the lower of aggregate cost or market. Net unrealized losses are recognized through a valuation allowance by charges to expense.

Loans - Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by the interest method on the daily outstanding principal balance. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Certain direct loan costs and fees are deferred and recognized over the life of the loan on the interest method. Annual credit card fees are generally recognized on a straight-line basis over the period that cardholders may use the card.

Credit Card Loan Securitization - The Company has sold, on a revolving basis, approximately $142,000,000 and $98,000,000 of credit card loans at December 31, 1999 and 1998, respectively, through a master trust securitization program. These securitizations have been recorded as sales in accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." A residual earnings stream and servicing have been retained in the securitization, both of which are immaterial in relation to the Company's consolidated financial statements.

Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an estimate of the amount that management believes will be adequate to absorb losses based on prior loan loss experience, the nature and volume of the loan portfolio, review of specific problem loans and an evaluation of their impairment, and an evaluation of the overall portfolio quality under current economic conditions. The allowance for large groups of smaller homogeneous loans, such as consumer loans and credit card loans are collectively evaluated for adequacy. For other loans, specific reserves are established for any impaired loan for which the recorded investment exceeds the measured value of the loan. Impaired loans are measured based on either the present value of expected future cash flows discounted at the loan's effective rate, the market price of the loan, or, the method predominately used by the Company, the fair value of the underlying collateral if the loan is collateral dependent. A change in the economy can quickly affect the financial status of borrowers and loan quality. Such changes can require significant adjustments in the allowance for loan losses on very short notice and are possible in the future.

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter.

Advertising Costs - The Company expenses costs of advertising, except for direct-response advertising relating to its credit card portfolios, which is capitalized and amortized over the expected period of future benefit. Direct-response advertising consists primarily of direct-response mailings and telemarketing costs. The capitalized costs of the advertising are amortized over the five-year period following completion of the advertising campaign. At
December  31,  1999  and  1998,  $5,789,000  and  $3,301,000,  respectively,  of advertising costs are reported in other assets.

Securities Sold under Agreement to Repurchase - The Company enters into sales of securities under agreement to repurchase with customers of the subsidiary banks, which provide for the repurchase of the same security. These agreements may be open ended or of a specific term in length. Securities sold under agreement to repurchase identical securities are collateralized by assets which are held in a safekeeping agent account at the Federal Reserve.

Loan Servicing - Mortgage servicing rights represent the cost of acquiring the right to service mortgage loans. Such costs are initially capitalized and subsequently amortized in proportion to, and over the period of, estimated net loan servicing income.

The Company recognizes as a separate asset the rights to service mortgage loans for unrelated third parties that have been acquired through either the purchase or origination of a loan. The Company's mortgage servicing rights acquired through either the purchase or origination of mortgage loans allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values.

Amortization of mortgage servicing rights is based on the ratio of net servicing income received in the current period to the net servicing income projected to be realized from the mortgage servicing rights. Projected net servicing income is in turn determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which decreases over time from scheduled loan amortization and prepayments. Additionally, SFAS No. 125 requires that mortgage servicing rights be reported at the lower of cost or fair value. The value of mortgage servicing rights is determined based on the present value of estimated expected future cash flows, using assumptions as to current market discount rates, prepayment speeds and servicing costs per loan.

The unamortized mortgage servicing rights included in other assets were $16,457,000 and $14,402,000 at December 31, 1999 and 1998, respectively. The amount of loans serviced for others approximated $1,903,670,000, $1,606,829,000 and $1,174,357,000 at December 31, 1999, 1998, and 1997, respectively.

As of December 31, 1999 and 1998, the fair value of the Company's capitalized mortgage servicing rights (including mortgage servicing rights purchased) was approximately $28.9 million and $19.1 million, respectively. There was no valuation allowance for impairment relative to such rights. Fair value was estimated by determining the present value of the estimated future cash flows using discount rates commensurate with the risks involved. The predominant risk characteristics which the Company uses to stratify mortgage servicing rights are loan type, interest rate and origination date.

Income Taxes - The Company and its subsidiaries file a consolidated income tax return. The amount of income taxes payable or refundable is recognized in the current year and deferred tax assets and liabilities are reflected on items that are recognized in different time periods for financial accounting and income tax purposes using the then current enacted tax rates on the asset and liability method.

Basic Net Income Per Share - Basic net income per share is based on the weighted average number of shares of common stock outstanding. The Company has no common stock equivalents.

Accounting Pronouncements - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, has been issued. This statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The statement is effective for the Company's 2001 financial statements and establishes standards for reporting and display of derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company has not determined the impact this statement will have on the consolidated financial statements.

B.  RESTRICTED CASH BALANCES

The average compensating balances held at correspondent banks during 1999 and 1998 were $14,558,000 and $11,957,000, respectively. The subsidiary banks maintain such compensating balances to offset charges for services rendered by correspondent banks. In addition, the Federal Reserve Bank required the subsidiary banks to maintain average balances of $28,147,000 and $26,568,000 for 1999 and 1998, respectively, as a reserve requirement.

C.  SECURITIES

Debt and equity securities have been classified in the accompanying consolidated
balance  sheets  according  to  management's   intent.  The  amortized  cost  of
securities and their estimated fair values at December 31 were as follows.

                                                                              Gross        Gross      Estimated
                                                              Amortized    Unrealized   Unrealized      Fair
                                                                Cost          Gains       Losses        Value
                                                              ---------     ---------    ---------    ---------
Securities available for sale:
December 31, 1999
-----------------
U.S. government and agency securities                          $185,347    $     101    $  (5,630)    $179,818
States and political subdivision securities                       4,685            4          (44)       4,645
Mortgage-backed securities                                      336,538           24      (20,625)     315,937
Marketable equity securities                                     60,520       32,445       (4,421)      88,544
                                                                -------       ------      -------      -------
       Totals                                                  $587,090      $32,574     $(30,720)    $588,944
                                                                =======       ======      =======      =======

December 31, 1998
------------------
U.S. government and agency securities                          $133,332     $  2,949  $         -     $136,281
Mortgage-backed securities                                      245,358          834       (2,430)     243,762
Marketable equity securities                                     52,057       23,092       (2,891)      72,258
                                                                -------       ------       ------      -------
       Totals                                                  $430,747      $26,875      $(5,321)    $452,301
                                                                =======       ======       ======      =======



                                                                              Gross        Gross      Estimated
                                                              Amortized    Unrealized   Unrealized      Fair
                                                                Cost          Gains       Losses        Value
                                                              ---------     ---------    ---------    ---------
Securities held to maturity:
December 31, 1999
------------------
U.S. government and agency securities                         $  85,200        $  12      $(1,779)   $  83,433
States and political subdivision securities                      41,280           59       (1,474)      39,865
Mortgage-backed securities                                      100,069          183       (2,480)      97,772
Other                                                               199            1            -          200
                                                                -------         ----       ------      -------
       Totals                                                  $226,748         $255      $(5,733)    $221,270
                                                                =======         ====       ======      =======

December 31, 1998
------------------
U.S. government and agency securities                          $102,027       $2,458     $      -     $104,485
States and political subdivision securities                      36,802          589           (7)      37,384
Mortgage-backed securities                                      156,424        2,059         (139)     158,344
Other                                                               290            -           (1)         289
                                                                -------       ------         ----      -------
       Totals                                                  $295,543       $5,106        $(147)    $300,502
                                                                =======       ======         ====      =======

The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Held to Maturity            Available for Sale
                                                                ----------------------        ---------------------
                                                                               Estimated                  Estimated
                                                              Amortized          Fair        Amortized      Fair
                                                                Cost             Value         Cost         Value
                                                              ---------        ---------     ---------    ---------
Due in one year or less                                      $    8,527     $    8,547      $  16,954     $  17,002
Due after one year through five years                            27,099         26,905         30,459        30,043
Due after five years through ten years                           70,926         69,164        140,522       135,337
Due after ten years                                              20,127         18,882          2,097         2,081
                                                                -------        -------        -------       -------
                                                                126,679        123,498        190,032       184,463
Mortgage-backed securities                                      100,069         97,772        336,538       315,937
                                                                -------        -------        -------       -------
                                                               $226,748       $221,270       $526,570      $500,400
                                                                =======        =======        =======       =======

The following table presents the securities portfolio sales activities for the years ended December 31, 1999, 1998 and 1997. All sales of securities held to maturity were within three months of the securities' maturities, or were early calls of the securities.

                                                  1999                     1998                      1997
                                           ------------------        -----------------     --------------------
                                             Held      Available      Held     Available      Held       Available
                                              to          for          to         for          to           for
                                           Maturity      Sale       Maturity     Sale       Maturity       Sale
                                            -------      -----      --------    ------       -------      -------
Proceeds from sales of securities          $    -      $78,604       $    -     $31,971        $180     $101,701
Gross gains on sales of securities              -        5,780            -       6,187           -        5,270
Gross losses on sales of securities             -       (1,155)           -      (1,552)          -         (409)

Securities with a carrying value of $615,296,000 at December 31, 1999, and $544,328,000 at December 31, 1998, were pledged to secure obligations under repurchase agreements or to secure public or trust deposits in the normal course of business. Securities with a carrying value of $71,122,000 and $81,592,000 were pledged to secure advances from the Federal Home Loan Bank as of December 31, 1999 and 1998, respectively.

At December 31, 1999 and 1998, state and political subdivision securities with an amortized cost of $40,690,000 and $31,871,000, respectively, and an estimated fair value of $39,508,000 and $32,344,000, respectively, were issued by State of Nebraska political subdivisions.

D.  LOANS

Loans at December 31 are summarized as follows:

                                                          1999         1998
                                                         -------      -------
Real estate mortgage                                   $  470,209   $  408,380
Consumer                                                  310,903      276,837
Commercial and financial                                  312,845      258,898
Agricultural                                              183,380      180,029
Credit card                                               120,809      109,176
Real estate construction                                   42,867       50,687
                                                        ---------    ---------
                                                       $1,441,013   $1,284,007
                                                        =========    =========

Virtually all of the Company's loans are to Nebraska-based organizations, except credit card loans which are concentrated in the Midwest. The loan portfolio is well diversified by industry. The Nebraska economy is dependent upon the general state of the agricultural economy. As of December 31, 1999 and 1998, there were $986,000 and $538,000, respectively, of nonaccruing loans. The amount of impaired loans and the amount of restructured loans as of December 31, 1999 and 1998 were not material.

The Company's policy for requiring collateral and guarantees varies with the creditworthiness of each borrower. The portfolio is generally secured by accounts receivable, inventory, property, plant and equipment, income producing commercial properties, marketable securities or interest-bearing time deposits.

Mortgage loans with a carrying value of $150,090,000 and $159,619,000 were pledged against advances from the Federal Home Loan Bank as of December 31, 1999 and 1998, respectively.

E.  ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:

                                             1999         1998         1997
                                           -------      -------      -------
Balance, January 1                         $24,292      $22,458      $20,157
Provision for loan losses                    6,877        7,658        8,297
                                           -------      -------      -------
       Total                                31,169       30,116       28,454
Net charge-offs:
   Loans charged off                         9,209        8,501        8,630
   Less recoveries                           2,992        2,677        2,634
                                           -------      -------      -------
       Net loans charged off                 6,217        5,824        5,996
                                           -------      -------      -------
Balance, December 31                       $24,952      $24,292      $22,458
                                           =======      =======      =======

F.  PREMISES AND EQUIPMENT

Premises and equipment at December 31 consists of the following:

                                                          1999         1998
                                                        -------      -------
Land                                                    $  9,396     $  7,307
Buildings and leasehold improvements                      66,714       65,849
Equipment and furnishings                                 50,426       41,076
                                                         -------      -------
                                                         126,536      114,232
Less accumulated depreciation                             53,579       51,840
                                                         -------      -------
                                                         $72,957      $62,392
                                                         =======      =======

The Company has certain obligations under noncancelable operating leases for premises and equipment. Most of these leases have renewal or purchase options. Rental expense on all leases for the years ended December 31, 1999, 1998 and 1997, was approximately $1,469,000, $1,787,000, and $1,646,000, respectively.

The approximate future minimum rental commitments under noncancelable leases are as follows:

                                   Premises         Equipment           Total
                                   ---------        ---------         ---------
         2000                        $  905             $173            $1,078
         2001                           680               77               757
         2002                           612               71               683
         2003                           509               39               548
         2004                           336               24               360
         Thereafter                   2,367               10             2,377

G.  DEPOSIT MATURITIES

Maturities of time deposits at December 31, 1999 are as follows:

         2000                            $809,426
         2001 92,604
         2002                              14,409
         2003                               5,730
         2004                               1,416
         Thereafter                           103
                                          -------
                                         $923,688
                                          =======

H.  SHORT-TERM BORROWINGS

Amounts and interest rates related to securities sold under agreement to repurchase are as follows:

                                                                                  1999         1998         1997
                                                                                 ------       ------       ------

Amount outstanding at year-end                                                  $223,388     $188,661     $142,941
Average interest rate outstanding at year-end                                       4.9%         4.8%        4.9%
Highest amount outstanding as of any month-end during the year                  $243,272     $188,661     $176,572
Average amount outstanding during the year                                       203,052      159,159      143,666
Approximate average interest rate                                                   4.9%         4.9%        4.9%

Other short-term borrowings consisted of federal funds purchased of $8,600,000 and $14,880,000 at December 31, 1999 and 1998, respectively; commercial paper totaling $9,597,000 and $9,929,000 at December 31, 1999 and 1998, respectively; and other notes payable of $19,065,000 at December 31, 1999.

I.  FEDERAL HOME LOAN BANK BORROWINGS

Short-term Federal Home Loan Bank (FHLB) advances made to subsidiary banks totaled $12,900,000 and $2,225,000 at December 31, 1999 and 1998, respectively. Subsidiary banks had unused lines of credit with the FHLB of $48,235,000 and $41,610,000 as of December 31, 1999 and 1998, respectively.

FHLB long-term advances of $216,116,000 and $141,400,000 were made to subsidiary banks at December 31, 1999 and 1998, respectively. These advances mature in 2000 to 2014. Interest is paid monthly. The balance bears fixed interest rates of 4.22% to 6.80% (5.36% weighted average). Virtually all the advances held at December 31, 1999 are callable at the option of the FHLB within the next nine years. The advances are collateralized by a blanket pledge of mortgage loans and certain investment securities.

Scheduled principal payments based on expected effective maturity dates of the FHLB advances for the five years following December 31, 1999 are:

         2000                            $187,300
         2001                               7,000
         2002                                   -
         2003                              29,500
         2004                               4,000
         Thereafter                         1,216
                                          -------
                                         $229,016
                                          =======

J.  LONG-TERM DEBT

Long-term debt at December 31, 1999 consists of a term loan that bears interest at the Federal Funds Rate plus 0.84% (6.34% at December 31, 1999) and matures in May 2006. The loan is secured by the stock of two of the Company's subsidiary banks. The term loan agreement provides that the Company will not permit its debt to equity ratio to exceed 35%, will maintain a return on assets ratio in excess of 1% and not allow non-performing assets to exceed 10% of capital. The Company was in compliance with all covenants as of December 31, 1999. The $13,500,000 of capital notes outstanding at December 31, 1998 were redeemed during 1999.

Scheduled principal payments for the five years following December 31, 1999 are:

         2000                            $  1,929
         2001                               1,929
         2002                               1,929
         2003                               1,929
         2004                               1,929
         Thereafter                         2,891
                                           ------
                                          $12,536
                                           ======

During 1999, the Company entered into an Interest Rate Swap Agreement with a notional amount equal to outstanding principal on the related long-term debt ($12,536,000 as of December 31, 1999). The agreement hedges interest rate exposure on the 1999 term loan agreement, and would have cost the counter-party to the agreement approximately $399,000 to liquidate at December 31, 1999. This agreement effectively changed the interest rate exposure on the $12,536,000 variable rate term loan agreement to a 6.3% fixed rate. The Interest Rate Swap Agreement matures ratably as the related debt matures through 2006. The Company is exposed to credit loss in the event of nonperformance by the other party to the interest rate swap agreement. However, the Company does not anticipate nonperformance by the counter-party and the exposure is limited to the interest rate differential.

K.  INCOME TAXES

Consolidated income tax expense for the years ended December 31 consists of the following:

                                                1999         1998         1997
                                               ------       ------       ------
Current provision:
   Federal                                   $14,956      $13,359       $12,503
   State                                         839          781           737
                                              ------       ------        ------
                                              15,795       14,140        13,240
Deferred income tax                              834        1,792         1,188
                                              ------       ------        ------
Total consolidated income tax provision      $16,629      $15,932       $14,428
                                              ======       ======        ======

The effective rate of total tax expense differs from the statutory federal tax rate as follows:

                                                1999         1998         1997
                                               ------       ------       ------
Tax at federal statutory rate                     35%          35%          35%
Tax-exempt interest on obligations
   of state and political subdivisions            (2)          (1)          (2)
Other                                              2            1            2
                                                  --           --           --
Effective tax rate                                35%          35%          35%
                                                  ==           ==           ==

Significant items comprising the Company's net deferred tax asset (liability) as of December 31, 1999 and 1998 are as follows:

Deferred tax assets:                                         1999         1998
                                                            ------       ------
Allowance for loan losses                                 $ 8,652       $ 8,421
Other                                                       2,666         2,218
                                                           ------        ------
       Total deferred tax assets                           11,318        10,639

Deferred tax liabilities:

Net unrealized gains on
   securities available for sale                              649         7,544
Mortgage servicing rights                                   5,635         4,843
Premises and equipment                                      1,599         1,508
Other                                                       2,228         1,598
                                                           ------        ------
       Total deferred tax liabilities                      10,111        15,493
                                                           ------        ------
Net deferred tax asset (liability)                        $ 1,207       $(4,854)
                                                           ======        ======

L.  COMMITMENTS AND CONTINGENt liabilities

The Company's consolidated financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and standby letters of credit. These instruments involve, in varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheet. The extent of the Company's involvement in various commitments or contingent liabilities is expressed by the contract amount of such instruments.

Commitments to extend credit, excluding mortgage banking operations, amounted to $734,723,000 and $617,940,000 (exclusive of $1,458,592,000 and $928,372,000 of unused approved lines of credit related to credit card loan agreements) at December 31, 1999 and 1998, respectively. These commitments are agreements to lend to a customer as long as all conditions established in the contract are fulfilled. Commitments generally have fixed expiration dates or other termination  clauses  and  may  require  payment  of a fee.  Since  many  of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis in conjunction with the normal lending function. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based upon management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, marketable securities and interest-bearing time deposits.

The Company's commitments to extend credit in its mortgage banking operations amounted to approximately $29,354,000, and $108,696,000 at December 31, 1999 and 1998, respectively. Credit policies in the Company's mortgage banking operations are designed to satisfy the requirements of the secondary mortgage market. These requirements, among others, include that the loans that are subject to these commitments be secured by a first position in the underlying property and meet certain maximum loan-to-value and insurance requirements.

Mandatory commitments to deliver residential mortgages are binding agreements to sell mortgage loans to investors at fixed prices and expiration dates. The
Company could incur pair-off costs should it be unable to fulfill its obligation, which could occur if an insufficient level of conforming closed loans is available for delivery by the specified date. This exposure is less than the contract amount of the commitment and is determined by the delivery shortfall and the then-current market interest rates. The Company monitors its position relative to these commitments to deliver on a daily basis. The Company had mandatory commitments to deliver residential mortgage loans totaling approximately $45,081,000 and $146,510,000 as of December 31, 1999 and 1998,
respectively. The Company has an agreement to sell on a best effort basis $2,245,000 as of December 31, 1999.

Standby and commercial letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. These guarantees primarily consist of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. Most guarantees are for one year or less. The risk to the Company arises from its obligation to make payment in the event of the customers' contractual default. The amount of collateral obtained, if deemed necessary by the Company, is based upon management's credit evaluation of the customer. The Company had $28,731,000 and $22,587,000 in letters of credit outstanding at December 31, 1999 and 1998, respectively.

The Company is involved in various legal actions in the normal course of business. Management is of the opinion that none of these legal actions will result in losses material to the financial position or results of operations of the Company.

M.  RELATED PARTY TRANSACTIONS

As of December 31, 1999, the subsidiary banks had various loans outstanding to related parties (executive officers, directors, loans guaranteed by directors and companies employing a director of the Company and its significant subsidiaries). The Company believes these loans have been made under comparable terms and conditions as loans made to unrelated parties. An analysis of aggregate loans to related parties of the Company and its significant subsidiaries for the year ended December 31, 1999 is shown below:

           Beginning                                            Ending
            Balance         Additions         Payments          Balance
           --------         --------          --------         --------
           $36,629         $146,367          $142,743          $40,253

N.  EMPLOYEE BENEFIT PLANS

The Company has two employee retirement plans. The Retirement Accumulation Plan is a noncontributory defined contribution plan covering substantially all employees with six months of service. Annual contributions are based upon defined compensation of covered employees. Company cost for this plan was $1,285,000 in 1999, $1,193,000 in 1998 and $1,156,000 in 1997.

The Profit Sharing and Thrift Plan is a contributory, defined contribution plan covering substantially all employees with six months of service. Employee contributions vary from 0% to 12% of compensation. The Company contribution, subject to certain limitations, is based upon employee contributions and profitability. Company cost for this plan was $1,104,000 in 1999, $1,497,000 in 1998 and $1,308,000 in 1997.

O.  REGULATORY MATTERS

One of the principal sources of cash of the Company is dividends from its subsidiary banks. The total dividends that can be declared by the subsidiary banks without receiving prior approval from regulatory authorities are limited to a bank's defined net income of that year combined with its retained defined net income from the previous two years. For the calendar year 2000, the subsidiary banks have retained defined net income from 1999 and 1998 of approximately $19,400,000.

The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 1999, the most recent notification from the OCC categorized the Company's banking subsidiaries as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions' categories. Management believes, as of December 31, 1999, that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. The Company's and the National Bank of Commerce's (the Company's most significant bank subsidiary) actual capital amounts and ratios are presented in the following table:



                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       For Capital          Prompt Corrective
                                                     Actual         Adequacy Purposes       Action Provisions
                                                --------------     ------------------      ------------------
                                                Amount     Ratio     Amount     Ratio       Amount     Ratio
                                                --------------     ------------------      ------------------
As of December 31, 1999:
  Total Capital (to Risk Weighted Assets):
    Consolidated                               $291,804    15.5%    $150,301     8.0%           N/A      N/A
    National Bank of Commerce                   124,686    11.4       87,412     8.0       $109,265     10.0%
  Tier I Capital (to Risk Weighted Assets):
    Consolidated                                253,888    13.5       75,150     4.0            N/A      N/A
    National Bank of Commerce                   111,012    10.2       43,706     4.0         65,559      6.0
  Tier I Capital (to Quarterly Average Assets):
    Consolidated                                253,888     9.9      102,250     4.0            N/A      N/A
    National Bank of Commerce                   111,012     7.7       57,619     4.0         72,024      5.0

As of December 31, 1998:
  Total Capital (to Risk Weighted Assets):
    Consolidated                               $252,967    15.4%    $131,854     8.0%           N/A      N/A
    National Bank of Commerce                   115,151    12.0       76,801     8.0        $96,001     10.0%
  Tier I Capital (to Risk Weighted Assets):
    Consolidated                                230,226    14.0       65,927     4.0            N/A      N/A
    National Bank of Commerce                   103,151    10.7       38,400     4.0         57,601      6.0
  Tier I Capital (to Quarterly Average Assets):
    Consolidated                                230,226    10.0       91,868     4.0            N/A      N/A
    National Bank of Commerce                   103,151     7.9       52,390     4.0         65,488      5.0


P.  CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS  (Parent Company Only)                                            December 31,
                                                                                       --------------------
                                                                                      1999              1998
                                                                                     ------            ------
                                     ASSETS

Cash on deposit with subsidiaries                                                $       154      $       226
Securities purchased under agreement to resell to subsidiary bank                      4,930            5,055
                                                                                     -------          -------
   Cash and cash equivalents                                                           5,084            5,281
Securities available for sale (cost of $60,317,000 and $55,882,000)                   88,308           75,889
Investment in subsidiaries:
   Equity in net assets of bank subsidiaries                                         170,727          172,587
   Equity in net assets of nonbank subsidiaries                                        2,126            1,848
Premises and equipment, net                                                           11,211           11,477
Other assets                                                                          13,943           13,903
                                                                                     -------          -------
                                                                                    $291,399         $280,985
                                                                                     =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities                                           $    11,603       $    8,911
Commercial paper outstanding                                                           9,597            9,928
Long-term debt                                                                        12,536           13,500
                                                                                     -------          -------
   Total liabilities                                                                  33,736           32,339
Stockholders' equity                                                                 257,663          248,646
                                                                                     -------          -------
                                                                                    $291,399         $280,985
                                                                                     =======          =======


CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME  (Parent Company Only)
                                                                                      Year ended December 31,
                                                                                   -----------------------------
                                                                                 1999          1998          1997
                                                                                ------        ------        ------
Income:
   Dividends from bank subsidiaries                                            $18,067       $18,278        $15,542
   Dividends from nonbank subsidiaries                                             805           400            225
   Rent:
       Subsidiaries                                                              1,632         1,664          1,635
       Other                                                                     1,649         1,514          1,449
   Interest and dividend income                                                  2,486         2,502          1,963
   Other                                                                         4,257         4,613          4,733
                                                                               -------       -------        -------
                                                                                28,896        28,971         25,547
Expenses:
   Salaries and employee benefits                                                2,992         2,803          2,682
   Interest                                                                      1,382         1,866          1,780
   Building expense                                                              2,294         2,321          2,412
   Other                                                                         1,723         1,515          1,597
                                                                               -------       -------        -------
                                                                                 8,391         8,505          8,471
                                                                               -------       -------        -------
Income before income taxes and equity
   in undistributed earnings of subsidiaries                                    20,505        20,466         17,076
Income tax provision                                                               517           537            327
                                                                               -------       -------        -------
Income before equity in undistributed earnings of subsidiaries                  19,988        19,929         16,749
Equity in undistributed earnings of subsidiaries                                10,939         9,106          9,848
                                                                               -------       -------        -------
Net income                                                                      30,927        29,035         26,597
                                                                               -------       -------        -------
Other comprehensive income, net of tax                                         (12,805)       (7,886)        13,011
                                                                               -------       -------        -------
Comprehensive income                                                           $18,122       $21,149        $39,608
                                                                               =======       =======        =======


CONDENSED STATEMENTS OF CASH FLOWS  (Parent Company Only)

                                                                                      Year ended December 31,
                                                                                   -----------------------------
                                                                                 1999          1998          1997
                                                                                ------        ------        ------
Net income                                                                     $30,927       $29,035        $26,597
Adjustments to reconcile net income to net cash flows
   from operating activities:
       Depreciation and amortization                                               807         1,016            884
       Equity in undistributed earnings of subsidiaries                        (10,939)       (9,106)        (9,848)
       Gains on sale of securities                                              (4,457)       (4,595)        (4,717)
       Other                                                                       336           (98)          (450)
                                                                                ------        ------         ------
        Total adjustments                                                      (14,253)      (12,783)       (14,131)
                                                                                ------        ------         ------
Net cash flows from operating activities                                        16,674        16,252         12,466

Cash flows from investing activities:

   Proceeds from sales and maturities of securities available for sale          50,272        30,687         17,824
   Purchase of securities available for sale                                   (49,990)      (35,603)       (22,892)
   Purchase of premises and equipment                                             (385)         (790)          (365)
   Purchase of loans from subsidiary bank                                            -        (4,731)          (360)
   Investments in subsidiaries                                                  (5,530)       (4,089)           (13)
   Other                                                                          (748)          697           (447)
                                                                                ------        ------         ------
Net cash flows from investing activities                                        (6,381)      (13,829)        (6,253)

Cash flows from financing activities:

   Net increase (decrease) in short-term borrowings                               (331)        5,089            934
   Repayment of long-term debt                                                 (14,464)       (2,670)        (2,534)
   Proceeds from long-term debt                                                 13,500             -              -
   Repurchase of common stock                                                   (4,369)         (483)          (360)
   Cash dividends paid                                                          (4,826)       (4,600)        (4,066)
                                                                                ------        ------         ------
Net cash flows from financing activities                                       (10,490)       (2,664)        (6,026)
                                                                                ------        ------         ------

Net change in cash and cash equivalents                                           (197)         (241)           187
Cash and cash equivalents at beginning of year                                   5,281         5,522          5,335
                                                                                ------        ------         ------
Cash and cash equivalents at end of year                                      $  5,084      $  5,281       $  5,522
                                                                                ======        ======         ======

Supplemental disclosures of cash flow information: Cash paid during year for:

       Interest                                                                $ 1,325      $  1,798       $  1,763
       Income taxes                                                             14,455        13,062         12,708

Q.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments," requires certain entities to disclose the estimated fair value of its financial instruments. For the Company, as with most financial institutions, most of its assets and its liabilities are considered financial instruments as defined in SFAS 107. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is also the Company's general practice and intent to hold most of its financial instruments to maturity and not engage in trading or sales activities. Therefore, significant estimations and present value calculations were used by the Company for purposes of this disclosure. Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                                   December 31, 1999            December 31, 1998
                                                                  ------------------           -------------------
                                                                              Estimated                   Estimated
                                                                 Carrying       Fair         Carrying       Fair
                                                                  Amount        Value         Amount        Value
                                                                  -------      -------        -------      -------
Assets:
   Cash and cash equivalents                                   $  187,694   $  187,694     $  167,596    $  167,596
   Mortgage loans held for sale                                    25,734       25,744         66,178        66,388
   Securities available for sale                                  588,944      588,944        452,301       452,301
   Securities held to maturity                                    226,748      221,270        295,543       300,502
   Net loans                                                    1,416,061    1,412,488      1,259,715     1,261,759
   Other financial instruments                                     50,240       50,240         48,371        48,371

Liabilities:

   Demand deposits with no stated maturities                      889,168      889,168        879,711       879,711
   Time deposits                                                  923,688      919,670        848,789       851,084
   Short-term borrowings                                          260,650      260,650        213,470       213,470
   Federal Home Loan Bank borrowings                              229,016      225,708        143,625       143,711
   Long-term debt                                                  12,536       11,787         13,500        13,500
   Other financial instruments                                     29,265       29,265         26,295        26,295

CASH AND CASH EQUIVALENTS. For cash and cash equivalents, the carrying amount is considered a reasonable estimate of fair value.

MORTGAGE LOANS HELD FOR SALE. The estimated fair value of these instruments is based upon current quoted prices.

SECURITIES. The estimated fair value of securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

LOANS. For those loans with floating interest rates, carrying value was used as approximate fair value. For all other loans, the estimated fair value is based on the discounted value of projected cash flows. When using the discounting method, loans are gathered by homogeneous groups and discounted at a rate that would be used for similar loans at December 31, 1999 and 1998.

DEPOSITS. The estimated fair value of deposits with no stated maturity, such as noninterest bearing, savings, NOW and money market checking accounts, is the amount payable on demand. The estimated fair value of time deposits is based on the discounted value of projected cash flows. The discount rate is the market rate currently offered for deposits with similar original maturities.

SHORT-TERM BORROWINGS. Due to the short-term nature of repricing and maturities of these instruments, fair value is considered carrying value.

Long-term Debt. The estimated fair value of long-term debt is based on rates currently believed to be available to the Company for debt with similar terms and maturities.

OTHER FINANCIAL INSTRUMENTS. All other financial instruments of a material nature, including both assets and liabilities shown above, fall into the definition of short-term and fair value is estimated as carrying value.

Off-Balance Sheet Financial Instruments. The estimated fair value of these instruments such as loan commitments and standby letters of credit approximates their off-balance sheet carrying value because of repricing ability and other terms of the contracts.

R.  SUBSEQUENT EVENT

On February 1, 2000 the Company entered into a Definitive Agreement with Wells Fargo & Company (Wells Fargo) for the acquisition of all the outstanding Class A and Class B common stock of the Company. The purchase price is approximately $480 million or $35.95 per Class A and Class B common share, payable in shares of Wells Fargo common stock. The acquisition is subject to regulatory approval and the approval of Company stockholders. Management expects the acquisition to be completed during 2000.

Independent Auditors' Report

Board of Directors and Stockholders
First Commerce Bancshares, Inc.
Lincoln, Nebraska

         We have audited the accompanying consolidated balance sheets of First Commerce Bancshares, Inc., and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Commerce Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Lincoln, Nebraska
February 11, 2000

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors of the Company is divided into three classes, designated Class I, Class II and Class III, serving staggered three-year terms. The Company's Articles of Incorporation require that such classes be as nearly equal in number of directors as possible. The terms of the Company's three current Class III Directors, Connie Lapaseotes, Kenneth W. Staab, and James Stuart, Jr., expire at an Annual Meeting to be held in the year 2000.

Set forth below is information concerning the principal occupation or employment of each nominee for election as a Class III Director for the past five years, and the year each was first elected as a Director; similar information is included for all other members of the Board of Directors who will continue in office. The Company was organized in 1985 and acquired a controlling stock interest in Commerce Group, Inc., in 1985. Directors shown below elected prior to 1985 were Directors of Commerce Group, Inc., prior to the organization of the Company.

                               CLASS III DIRECTORS

                              Term Expiring in 2000

CONNIE LAPASEOTES, Age 63. Mr. Lapaseotes has served as a Director of the Company since April of 1994. Mr. Lapaseotes serves as a General Partner in Lapaseotes Limited, Bridgeport, Nebraska. He is engaged in cattle feeding, ranching and farming.

KENNETH W. STAAB, Age 58. Mr. Staab has served as a Director of the Company since April of 1994. Mr. Staab is a franchisee of Pizza Hut and Wendy's Restaurants in Nebraska, a business he operates from offices in Grand Island, Nebraska.

JAMES STUART, JR., Age 57. Mr. Stuart has served as a Director of the Company since 1975. Mr. Stuart has served as Chairman of the Board and Chief Executive Officer of the Company since January of 1988. Prior to that time he had served as President and Chief Executive Officer of the Company since May of 1985. Mr. Stuart also serves as Chairman and Chief Executive Officer of National Bank of Commerce Trust and Savings Association, Lincoln, Nebraska, a subsidiary of the Company, and as a Director of each of the Company's other subsidiary banks, except for the First National Bank of West Point, Nebraska.

                          INCUMBENT CLASS II DIRECTORS

                              Term Expiring in 2002

DAVID T. CALHOUN, Age 61. Mr. Calhoun has served as a Director of the Company since April of 1993. Mr. Calhoun is Chairman and Chief Executive Officer of Jacob North Printing Company, a commercial printing firm in Lincoln, Nebraska.

JOHN C. OSBORNE, Age 59. Mr. Osborne has served as a Director of the Company since April of 1990. Mr. Osborne is the owner and President of Industrial Irrigation Services, Hastings, Nebraska, a wholesaler of engines for industrial and irrigation applications.

SCOTT STUART, Age 53. Scott Stuart has served as a Director of the Company since 1978. Mr. Stuart served as the Manager of KJS, L.L.C., until the company was sold in February of 1999; the company operated outdoor advertising businesses in Lincoln and Omaha, Nebraska.

                           INCUMBENT CLASS I DIRECTORS

                              Term Expiring in 2001

JOHN G. LOWE, III, Age 68. Mr. Lowe has served as a Director of the Company since April of 1992. Mr. Lowe is the owner of Lowe Investment Co., an investment firm in Kearney, Nebraska.

RICHARD C. SCHMOKER, Age 59. Mr. Schmoker has served as a Director of the Company since 1977. Mr. Schmoker is an attorney and a partner with the firm of Faegre & Benson, Minneapolis, Minnesota.

WILLIAM CHARLES SCHMOKER, Age 33. Mr. Schmoker has served as a Director of the Company since April of 1997. Mr. Schmoker has served as an Assistant Vice President for Norwest Investment Management, Inc. since January 1995. Prior to that time, Mr. Schmoker served as a Trust Officer for Norwest Bank Minnesota, N.A. since 1992.

JAMES STUART, III, Age 36. Mr. Stuart has served as a Director of the Company since April of 1997. Mr. Stuart has served as Chairman and Chief Executive Officer of First Commerce Investors, a First Commerce wholly owned investment management subsidiary based in Lincoln, NE, since July 1996. Prior to that date, Mr. Stuart served as an investment consultant officed in Chicago, IL. Mr. Stuart provided consulting services to the Company and others.

For information concerning the Executive Officers, see Item 4 at Page 12.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers, directors and greater than 10% shareholders ("Reporting Persons") to file certain reports ("Section 16 Reports") with respect to beneficial ownership of the Company's equity securities. Based solely on its review of the Section 16 Reports furnished to the Company by its Reporting Persons and, where applicable, any written representations by any of them that no Form 5 was required, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to 1999 have been complied with on a timely basis.

ITEM 11.   EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries, to or on behalf of the Company's chief executive officer and each of the three other most highly compensated executive officers of the Company whose compensation exceeded $100,000 (determined as of the end of the last fiscal year) for the fiscal years ended December 31, 1999, 1998 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                                  All Other
                                     Annual Compensation                        Compensation (1)
                             -----------------------------------                ------------
     Name and
Principal Position         Year              Salary              Bonus
------------------         -----            -------            ---------
James Stuart, Jr.
  Chairman and              1999             $315,000          $135,000               $37,535
  Chief Executive           1998              305,000           120,000                39,350
  Officer                   1997              305,000           110,000                39,720

Brad Korell

  President,                1999             $220,000           $95,406(2)            $23,680
  National Bank             1998              210,000            85,406(2)             28,890
  of Commerce               1997              205,000            80,406(2)             29,175
  Trust & Savings
  Association

Stuart L. Bartruff

  Exec Vice President       1999             $165,000           $64,294(2)            $17,685
  and Secretary             1998              155,000            44,294(2)             19,850
                            1997              150,000            39,294(2)             18,300

Mark Hansen

  Exec Vice President       1999             $165,000           $69,731(2)            $17,685
  and Sr. Lending           1998              155,000            54,731(2)             21,245
  Officer, National         1997              150,000            49,731(2)             20,550
  Bank of Commerce
  Trust and Savings Assn.

(1) These amounts reported for 1999, 1998, and 1997, respectively, include contributions to the Company's (i) Defined Contribution Pension Plan - Mr. Stuart, Jr., $8,500, $8,500, and $8,500; Mr. Korell, $8,500, $8,500, and
     $8,500;  Mr.  Bartruff,  $8,500,  $8,225,  and $7,950;  Mr. Hansen  $8,500,
     $8,225, and $7,950; (ii) Profit Sharing and Thrift Plan - Mr. Stuart, Jr., $12,500, $12,500, and $10,925 Mr. Korell, $9,000, $14,000, and $13,300; Mr.
     Bartruff,  $8,640,  $11,625, and $10,350; Mr. Hansen, $8,640,  $13,020, and
     $12,600; and (iii) Supplemental Executive Retirement Plan - Mr. Stuart, Jr., $16,535, $18,350, and $20,295; Mr. Korell, $6,180, $6,390, and $7,375,
     Mr. Bartruff, $545, 0, and 0, Mr. Hansen, $545, 0, and 0

(2) These amounts include the Company's contribution to a Deferred Compensation Plan for the individual named.

                          COMPENSATION COMMITTEE REPORT

                            ON EXECUTIVE COMPENSATION

The following report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee of the Company, and also the Compensation Committee of the Company's Subsidiary Bank, National Bank of Commerce Trust and Savings Association, is comprised of four members, David T. Calhoun, John C. Osborne, Richard Schmoker, and Scott Stuart. Each member of the Compensation Committee is a non-employee director. Decisions on the compensation of the Company's executives (including executives of the Company's Subsidiary Bank) are based on recommendations of the Compensation Committee and are reviewed and approved by the full Board.

The Compensation Committee's executive compensation policies are designed to provide competitive compensation levels for the Company's chief executive officer and other highly compensated officers of the Company and its Subsidiary Bank. Significant consideration is given to the following criteria in determining appropriate levels of compensation:

     o Earnings and growth performance of the Company, both short and long term, as compared to peer group and industry averages.
     o Comparability of compensation packages with companies of similar size and complexity.
     o General skill level and leadership ability of officers.
     o Longevity, loyalty, integrity, commitment to excellence and long term success of the Company.

At present, the executive compensation program is comprised of salary, annual cash bonus, and certain qualified plans, including a Defined Contribution Pension Plan, a Profit Sharing and Thrift Plan, and a Supplemental Executive Retirement Plan. Certain of the executive officers (i.e., Messrs. Korell, Hansen, and Bartruff) are provided a non-qualified deferred compensation plan designed to enhance long-term commitment to the Company.

Salaries for the 1999 year were set in December 1998 and cash bonuses were awarded to the executive officers in December 1999. The Company's total cash compensation to its executive officers, i.e., the total of the salary plus cash bonus was based both on objective and subjective performance criteria. Objective factors reviewed by the Compensation Committee included a comparison of the Company's growth and profits over the last three years as compared to peer group and industry standards. Significant consideration was also given to the increase in the Company's stock price during the time period of 1987 through 1999. The foregoing objective factors are not included in a mathematical formula; rather, such factors are considered by the Compensation Committee together with subjective performance criteria in arriving at a recommended total cash compensation package for each officer. Subjective performance criteria encompass evaluation of each officer's initiative and contribution to overall corporate performance, the officer's managerial ability, and the officer's performance in any special projects that the officer may have undertaken. Although the Board in 1986 directed the President to investigate and recommend to the Board an incentive plan for key employees of the Company and its subsidiaries which would be either a stock bonus plan or a stock option plan, the Committee does not believe that such an incentive plan is necessary for the Company's chief executive officer. The Committee believes that James Stuart, Jr.'s significant ownership in the Company provides sufficient incentive. In 1993, the Company did adopt deferred compensation plans for Messrs. Korell, Hansen, and Bartruff, that will provide benefits to these officers if they continue to work for the Company for ten years or more.

The only  component of  compensation  of the executive  officers,  including Mr.
Stuart, Jr., that is specifically and mathematically tied to objective performance criteria is the Company's contribution to the Profit Sharing and Thrift Plan. All salaried employees of the Company and its subsidiaries who have completed at least six months of service and who agree to contribute a percentage of their compensation to the Plan are participants in the Plan. Employees may elect to contribute up to 12% of salary. The Company's contribution is based on a percentage of the employee's contribution, depending upon the Company's profitability as a percentage of budgeted profitability.

In December 1999 the Compensation Committee recommended and the Board of Directors of the Company adopted a Retention Bonus Program (Program). Under the Program, certain selected key officers of the Company and its Subsidiary Banks will be paid a Retention Bonus in the event that a Qualifying Transaction, such as the Wells Fargo transaction, closes, and in the further event that the respective officer is still employed by the Company, or its successors, on the date which is four months after the date of closing. The Retention Bonuses are also payable in the further event the transaction closes, and in the event the employee is terminated without cause (as defined in the Program) or in the event the employee terminates his or her employment for good reason (as defined in the Program). Each officer's Retention Bonus is a multiple of his or her annual compensation, defined to include the salary paid to the employee for the year 1999, plus the cash bonus paid to that employee for the year 1998. Payment of a portion of the Retention Bonus is discretionary with the Board of Directors of the Company based upon the Board's evaluation of the employee's services and cooperation during the period from December 1999 through the Closing Date. For the executive officers named in the Compensation Table appearing at page 51, other than James Stuart, Jr., the amount of the Retention Bonus is three times Annual Compensation (as defined); of this amount, an amount equal to one times Annual Compensation is discretionary with the Board. The Retention Bonus for James Stuart, Jr. is $500,000, payable on the date of closing.

DAVID T. CALHOUN     JOHN C. OSBORNE     RICHARD C. SCHMOKER     SCOTT STUART

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

The following table sets forth information concerning the number of shares of Class A and Class B Common Stock of the Company beneficially owned as of February 29, 2000, by each director, and certain executive officers, individually, and by all directors and executive officers of the Company as a group:

                                    Number of                            Number of
Name and Address                    Class A          Percent of          Class B              Percent of
of Beneficial Owner                 Shares (1)       Class (2)           Shares(1)            Class (3)
-------------------                 -------------    ---------           ---------            -----------
Stuart L. Bartruff                          1,050 (6)     *                  2,950 (6)            *
Lincoln, Nebraska

David T. Calhoun                            1,122         *                 10,225 (7)            0.1%
Lincoln, Nebraska

Mark Hansen                                     0         *                  2,772.2955 (8)       *
Lincoln, Nebraska

Brad Korell                                   584 (9)     *                  4,412.9471 (9)       *
Lincoln, Nebraska

Connie Lapaseotes                           1,000         *                 45,478                0.3%
Bridgeport, Nebraska

John G. Lowe, III                             346         *                  1,984                *
Kearney, Nebraska

John C. Osborne                             1,132 (5)     *                  6,538 (5)            *
Hastings, Nebraska

Richard C. Schmoker                     1,559,232 (4)     60.3%          5,904,461(4)            54.8%
Minneapolis, Minnesota

William C. Schmoker                     1,559,232 (4)     60.3%          5,904,461(4)            54.8%
Minneapolis, Minnesota

Kenneth W. Staab                              400         *                  3,600                *
Grand Island, Nebraska

James Stuart, Jr.                       1,559,232 (4)     60.3%          5,904,461(4)            54.8%
Lincoln, Nebraska

James Stuart, III                       1,559,232 (4)     60.3%          5,904,461(4)            54.8%
Lincoln, Nebraska

Scott Stuart                            1,559,232 (4)     60.3%          5,904,461(4)            54.8%
Lincoln, Nebraska

All Executive Officers                  1,564,866         60.6%          5,982,421.2426          55.5%
and Directors (13 persons)

*Less than one percent.

(1) Unless otherwise noted, all shares were held with sole investment and voting power.

(2) Based upon the 2,568,892 shares of Class A Common Stock issued and outstand- ing.

(3)  Based  upon   10,769,926   shares  of  Class  B  Common  Stock  issued  and
     outstanding.

(4) Includes 1,559,232 shares of Class A Common Stock and 5,904,461 shares of Class B Common Stock owned by the Stuart Family. (See Exhibit A)

(5) Includes 675 shares of Class A Common Stock and 5,350 shares of Class B Common Stock owned by Industrial Irrigation Services; and 200 shares of Class A Common Stock and 100 shares of Class B Common Stock owned by JPJ Limited Partnership, as to which shares Mr. Osborne shares in the investment and/or voting power.

(6) Includes 100 shares of Class A Common Stock and 400 shares of Class B Common Stock owned by Stuart Bartruff, Custodian Tyler James S. Bartruff; 100 shares of Class A Common Stock and 400 shares of Class B Common Stock owned by Stuart Bartruff, Custodian Blaine Bartruff; and 500 shares of
     Class B Common Stock owned by Jill Bartruff, as to which shares Mr. Bartruff shares in the investment and/or voting power.

(7) Includes 5,676 shares of Class B Common Stock owned by Leeco, Inc., as to which shares Mr. Calhoun shares in the investment and/or voting power.

(8) Includes 204.8456 shares of Class B Common Stock owned by Mark Hansen, Custodian Brian L. Hansen, 204.88456 shares of Class B Common Stock owned by Mark Hansen Custodian Catherine A. Hansen, and 1,951.9356 shares of Class B Common Stock owned by Laurie A. Hansen, as to which shares Mr. Hansen shares in the investment and/or voting power.

(9) Includes 500 shares of Class A Common Stock and 3,777.4160 shares of Class B Common Stock owned by Dianna K. Korell, 200.0000 shares of Class B Common Stock owned by Kevin Korell, 200.0000 shares of Class B. Common Stock owned by Melissa Korell, and 200.0000 shares of Class B Common Stock owned by Ryan Korell, as to which shares Mr. Korell shares in the investment and/or voting power.

(10) All information is as of December 31, 1999.

(11) James Stuart, Jr. and Scott Stuart are brothers; Richard C. Schmoker is their brother-in-law. James Stuart, III, is the son of James Stuart, Jr., and William C. Schmoker is the son of Richard C. Schmoker.

                                    EXHIBIT A
                    Shares of First Commerce Bancshares, Inc.
                           Owned by the Stuart Family
                                December 31. 1999

                                              Class A Common Stock          Class B Common Stock
                                              --------------------          --------------------
                                              Number       Percent          Number          Percent
                                                 of          of                of             of
Registered Owner                              Shares (1)   Shares (2)       Shares (1)      Class (2)
----------------                             ----------   ---------         ----------      ---------

James Stuart                                      1               *           ---              ---
Helen Catherine Stuart                         ---              ---           1,601             *
Catherine Stuart Schmoker                      ---              ---          14,552             *
Richard C. Schmoker and
   Catherine S. Hunnewell,
   Trustees for Catherine S.
   Hunnewell                                   ---              ---             867             *
Richard C. Schmoker and
   William C. Schmoker,
   Trustees for William C.
   Schmoker                                    ---              ---             867             *

Richard C. Schmoker and
   Lisa Stuart Schmoker Hesdorffer,
   Trustees for Lisa Stuart Schmoker
   Hesdorffer                                  ---              ---             863             *
James Stuart, Jr.                              ---              ---          10,382             *
James Stuart III                               ---              ---             967             *
James Stuart III, Custodian for
   Robert David Stuart                           98               *             392             *
James Stuart III, Custodian for
   Carolyn Jean Stuart                           98               *             392             *
James Stuart III and
   Susan S. Seiler, Trustees for
   Susan S. Seiler                             ---              ---             867             *
James Stuart III, Custodian for
   Megan Marie Stuart                            99               *             396             *
James Stuart III, Custodian for
   James Stuart IV                             ---              ---             500             *
Leah Stuart                                     375  (5)          *           1,500   (5)       *
Scott Stuart                                    595               *          19,758   (4)       *
The Stuart Family Partnership             1,553,166  (3)       60.5%      5,822,521   (3)    54.1%
Stuart Foundation                              ---              ---          18,007   (6)       *
Catherine Marie Schmoker Family
   Foundation                                  ---              ---           2,531   (7)       *
William C. Schmoker Family
   Foundation                                 1,600  (8)          *             298   (8)       *
Lisa Stuart Schmoker Family
   Foundation                                  ---              ---           2,400   (9)       *

James Stuart III Family Foundation            1,600 (10)          *            ---            ---
Susan Ann Stuart Family
   Foundation                                  ---              ---           2,400  (11)       *
Lee Rankin Stuart Family
   Foundation                                 1,600 (12)          *            ---            ---
William Scott Stuart, Jr. Family
   Foundation                                  ---              ---           2,400  (13)       *
                                          ---------            ----       ---------          ----
                              TOTAL       1,559,232            60.7%      5,904,461          54.8%
                                          =========            =====      =========          ====

         * Less than one percent.

(1) All shares are held by registered owner with sole investment and voting power unless otherwise noted.

(2) Based upon 2,568,892 shares of Class A Common Stock and the 10,769,926 shares of Class B Common Stock issued and outstanding.

(3) James Stuart, Helen Catherine Stuart, The Catherine Stuart Schmoker Family Partnership, The James Stuart, Jr. Family Partnership and The Scott Stuart Family Partnership share in the investment and/or voting power with respect to these shares by virtue of being partners in the Stuart Family
     Partnership. Catherine Stuart Schmoker and Richard C. Schmoker, individually, and Richard C. Schmoker, Catherine S. Hunnewell, James Stuart III, William C. Schmoker and Lisa Stuart Schmoker Hesdorffer as Trustees, share in the investment and/or voting power as to these shares by virtue of being partners in The Catherine Stuart Schmoker Family Partnership. James Stuart, Jr., individually, Susan S. Stuart, individually, James Stuart III, as Trustee and as custodian, and Susan S. Seiler and Lee Rankin Stuart as Trustees, share in the investment and/or voting power with respect to these shares by virtue of being partners in The James Stuart, Jr. Family Partnership. Scott Stuart, individually and as Trustee, and Scott Stuart, Jr., and Mark

     Hayes Stuart as Trustees, share in the investment and/or voting power with respect to these shares by virtue of being partners in The Scott Stuart Family Partnership.

(4) Includes 3,995 shares of Class B Common Stock held by the 401(k) Plan of Stuart Management Co. for the account of Mr. Scott Stuart and Regina Schirmer.

(5) James Stuart III shares in the investment and voting power with respect to these shares.

(6) James Stuart, Helen Catherine Stuart, Scott Stuart, James Stuart III and Regina Schirmer share in the investment and voting power with respect to these shares as a result of being Trustees of the Stuart Foundation.

(7) Catherine S. Hunnewell, Catherine Stuart Schmoker and Regina Schirmer share in the investment and voting power with respect to these shares as a result of being Trustees of the Foundation.

(8) William C. Schmoker, Catherine Stuart Schmoker and Regina Schirmer share in the investment and voting power with respect to these shares as a result of being Trustees of the Foundation.

(9) Lisa Stuart Schmoker Hesdorffer, Catherine Stuart Schmoker and Regina Schirmer share in the investment and voting power with respect to these shares as a result of being Trustees of the Foundation.

(10) James Stuart III, Susan S. Seiler, Lee Rankin Stuart and Barbara Stuart share in the investment and voting power with respect to these shares as a result of being Trustees of the Foundation.

(11) Susan S. Seiler, James Stuart III, Lee Rankin Stuart and Kenneth Seiler share in the investment and voting power with respect to these shares as a result of being Trustees of the Foundation.

(12) Lee Rankin Stuart, James Stuart III, Susan S. Seiler and Debra K. Stuart share in the investment and voting power with respect to these shares as a result of being Trustees of the Foundation.

(13) William Scott Stuart, Jr., James Stuart III and Tiffany A. Stuart share in the investment and voting power with respect to these shares as a result of being Trustees of the Foundation.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8, Footnote M.

Certain Transactions

During the course of the year, the Company's subsidiaries had, and intend to continue to have, banking transactions in the ordinary course of their business with their directors, some of whom are also directors of the Company and their associates. Such transactions, including loans, checking and savings accounts, were made in the ordinary course of business, were made on comparable credit terms, with similar interest rates and collateral as those prevailing at the time for other customers of the banks, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Director Compensation

Directors who are not employees of the Company or one of its subsidiaries received fees of $450.00 per month and $200 for each Audit Committee meeting attended in 1999. In January 2000, Directors were paid a bonus of $1,500.00.

James Stuart, III, a director of the Company, is an employee of First Commerce Investors, Inc. , a wholly-owned subsidiary of the Company. Mr. Stuart was paid a total of $122,156 in the form of salary and bonus during the year 1999.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

REPORTS ON FORM 8-K

There were no Form 8-K's filed in the fourth quarter of 1999.

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

FIRST COMMERCE BANCSHARES, INC.

By:  James Stuart, Jr.                                    Date: March 21, 2000
     -----------------------------------------------            --------------
     James Stuart, Jr.
     Chairman, Chief Executive Officer
     and Director



By:  Stuart Bartruff                                      Date: March 21, 2000
   --------------------------------------------------           --------------
     Stuart Bartruff

     Executive Vice President and Secretary
     (Principal Financial Officer)



By:  Donald Kinley                                        Date: March 21, 2000
   --------------------------------------------------           --------------
     Donald Kinley

     Senior Vice President and Treasurer
     (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

David T. Calhoun                                          Date: March 21, 2000
-----------------------------------------------------           --------------
David T. Calhoun, Director

_____________________________________________________     Date: March 21, 2000
                                                                --------------
Connie Lapaseotes, Director


John G. Lowe, III                                         Date: March 21, 2000
-----------------------------------------------------           --------------
John G. Lowe, III, Director

_____________________________________________________     Date: March 21, 2000
                                                                --------------
John C. Osborne, Director


Richard C. Schmoker                                       Date: March 21, 2000
-----------------------------------------------------           --------------
Richard C. Schmoker, Director

William C. Schmoker                                       Date: March 21, 2000
-----------------------------------------------------           --------------
William C. Schmoker, Director

Kenneth W. Staab                                          Date: March 21, 2000
-----------------------------------------------------           --------------
Kenneth W. Staab, Director

James Stuart, Jr.                                         Date: March 21, 2000
-----------------------------------------------------           --------------
James Stuart, Jr., Director

James Stuart, III                                         Date: March 21, 2000
-----------------------------------------------------           --------------
James Stuart, III, Director

Scott Stuart                                              Date: March 21, 2000
-----------------------------------------------------           --------------
Scott Stuart, Director