Form 10-Q
period 2000-03-31
FIRST COMMERCE BANCSHARES INC
filed 2000-05-12
CIK 768532

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

Quarterly  Report under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934.

For the Quarter ended March 31, 2000                 Commission File No. 0-14277

                          First Commerce Bancshares, Inc.

              Nebraska                             47-0683029
-------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)           Identification No.)


       1248 O Street, Lincoln, Nebraska             68508-1424
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, including Area Code          (402) 434-4110
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

YES      X            NO
   --------------       ----------------



Common stock,  $.20 par value; outstanding  at March 31, 2000
      Class A Common  2,568,892 shares.
      Class B Common 10,769,926 shares.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Columnar Amounts In Thousands)

                                                                     (Unaudited)
                                                                   March 31, 2000            December 31, 1999
                                                                   --------------            -----------------
                                                                      ASSETS
Cash and due from banks                                                $   128,110               $   151,619
Federal funds sold                                                          20,445                    36,075
                                                                       -----------               -----------
  Cash and cash equivalents                                                148,555                   187,694
Securities available for sale (cost of
  $648,715,000 and $587,090,000)                                           647,609                   588,944
Securities held to maturity (fair value of
  $214,206,000 and $221,270,000)                                           217,502                   226,748
Mortgage loans held for sale                                                23,876                    25,734
Loans                                                                    1,435,082                 1,441,013
Less allowance for loan losses                                              25,004                    24,952
                                                                       -----------               -----------
  Net loans                                                              1,410,078                 1,416,061
Federal Home Loan Bank stock, at cost                                       13,136                    12,603
Premises and equipment                                                      74,939                    72,957
Other assets                                                                84,648                    78,849
                                                                       -----------               -----------
                                                                       $ 2,620,343               $ 2,609,590
                                                                       ===========               ===========


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                                  $   350,779               $   350,743
  Interest bearing                                                       1,449,336                 1,462,113
                                                                       -----------               -----------
                                                                         1,800,115                 1,812,856

Short-term borrowings                                                      258,063                   260,650
Federal Home Loan Bank borrowings                                          244,188                   229,016
Accrued expenses and other liabilities                                      40,392                    36,869
Long-term debt                                                              12,054                    12,536
                                                                       -----------               -----------
  Total liabilities                                                      2,354,812                 2,351,927

Stockholders' equity:
  Common stock:
    Class A voting, $.20 par value; authorized
    10,000,000 shares; issued and outstanding
    2,568,892 shares                                                           514                       514
    Class B non-voting, $.20 par value; authorized
    40,000,000 shares; issued and outstanding
    10,769,926 shares                                                        2,154                     2,154
Paid in capital                                                             21,379                    21,379
Retained earnings                                                          242,203                   232,411
Accumulated other comprehensive (loss)income                                  (719)                    1,205
                                                                       -----------               -----------
  Total stockholders' equity                                               265,531                   257,663
                                                                       -----------               -----------
                                                                       $ 2,620,343               $ 2,609,590
                                                                       ===========               ===========


See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES

Consolidated Condensed Statements of Income
(Unaudited)
(In Thousands Except Per Share Data)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                             -------------------------
                                                                                                  2000          1999
                                                                                             -----------   -----------
Interest income:
  Loans                                                                                         $31,424       $26,888
  Securities:
    Taxable                                                                                       12,338       11,191
    Nontaxable                                                                                       575          465
    Dividends                                                                                        666          529
  Mortgage loans held for sale                                                                       501        1,054
  Federal funds sold                                                                                 373          609
                                                                                                --------     --------
    Total interest income                                                                         45,877       40,736
Interest expense:
  Deposits                                                                                        16,134       14,866
  Short-term borrowings                                                                            3,466        2,421
  Federal Home Loan Bank borrowings                                                                3,239        1,963
  Long-term debt                                                                                     200          290
                                                                                                --------     --------
    Total interest expense                                                                        23,039       19,540
                                                                                                --------     --------
Net interest income                                                                               22,838       21,196
Provision for loan losses                                                                          1,516        1,595
                                                                                                --------     --------
Net interest income after provision for loan losses                                               21,322      19,601
Noninterest income:
  Service charges and fees                                                                         9,047        9,624
  Credit card                                                                                      7,130        4,960
  Trust services                                                                                   1,430        1,571
  Gains on securities sales                                                                        8,064        1,747
  Other income                                                                                       314          673
                                                                                                --------     --------
    Total noninterest income                                                                      25,985       18,575
                                                                                                --------     --------
Noninterest expense:
  Salaries and employee benefits                                                                  12,655       11,553
  Occupancy and equipment                                                                          3,236        3,025
  Credit card                                                                                      5,434        3,723
  Other expenses                                                                                   9,194        6,927
                                                                                                --------     --------
    Total noninterest expense                                                                     30,519       25,228
                                                                                                --------     --------

Income before income taxes                                                                        16,788       12,948
Income tax provision                                                                               5,662        4,460
                                                                                                --------     --------
    Net income                                                                                  $ 11,126     $  8,488
                                                                                                ========     ========

Weighted average shares outstanding                                                               13,339       13,507
                                                                                                ========     ========

Basic and diluted net income per share                                                          $    .83     $    .63
                                                                                                ========     ========





See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Unaudited)  (In Thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      ----------------------
                                                                                      2000             1999
                                                                                      ----             ----
Net cash flows from operating activities                                          $  7,807         $  12,392

Cash flows from investing activities:
  Proceeds from maturities of held to maturity securities                            9,328            24,579
  Purchase of held to maturity securities                                              (82)           (7,091)
  Proceeds from maturities of available for sale securities                         17,916            20,223
  Proceeds from sales of available for sale securities                              10,934            19,466
  Purchase of available for sale securities                                        (82,411)         (140,924)
  Net increase in loans                                                              4,467            35,010
  Capital expenditures                                                              (3,742)           (3,473)
  Purchase of mortgage servicing rights                                               (840)           (2,332)
  Purchase of Federal Home Loan Bank stock                                            (533)             (147)
                                                                                   -------           --------
Net cash flows from investing activities                                           (44,963)          (54,689)

Cash flows from financing activities:
  Increase/(decrease) in deposits                                                  (12,741)            9,840
  Increase/(decrease) in short-term borrowings                                      (2,587)           41,936
  Net increase in Federal Home Loan Bank borrowings                                 15,172            14,875
  Cash dividends paid                                                               (1,334)           (1,216)
  Repurchase of common stock                                                             -              (663)
  Repayment of long-term debt                                                         (482)                -
  Other                                                                                (11)             (769)
                                                                                   -------           --------
Net cash flows from financing activities                                            (1,983)           64,003
                                                                                   -------           --------
Net increase/(decrease) in cash and cash equivalents                               (39,139)           21,706

Cash and cash equivalents at January 1                                             187,694           167,596
                                                                                   -------          --------
Cash and cash equivalents at March 31                                             $148,555          $189,302
                                                                                  ========          ========




See notes to consolidated condensed financial statements.

FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES

Notes To Consolidated Condensed Financial Statements

A. GENERAL

The accompanying unaudited consolidated condensed financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 2000, and the results of their operations. The consolidated condensed financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company's 1999 annual report and Form 10-K. Certain 1999 amounts have been reclassified to conform to 2000 classifications. The results of operations for the unaudited three-month period ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire calendar year 2000.

B. ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:

                                                 2000         1999
                                                ------       ------
                                              (Amounts in Thousands)

         Balance, January 1                    $24,952      $24,292
           Provision for loan losses             1,516        1,595
           Charge-offs                          (2,497)      (2,087)
           Recoveries                            1,033          703
                                               -------      -------
         Balance, March 31                     $25,004      $24,503
                                               =======      =======

C. COMPREHENSIVE INCOME

The Company's "other comprehensive income" is comprised of unrealized gains and losses on debt and equity securities classified as available for sale. "Other comprehensive income" for the first three months of 2000 and 1999 was a negative $1,924,000, net of tax; and a negative $6,555,000, net of tax, respectively. Thereby, total "comprehensive income" for the first three months of 2000 was $9,202,000 as compared to book net income of $11,126,000. For the first three months of 1999 total "comprehensive income" was $1,933,000 as compared to book net income of $8,488,000.

D. SUBSEQUENT EVENTS

On February 1, 2000 the Company entered into a Definitive Agreement with Wells Fargo & Company (Wells Fargo) for the acquisition of all the outstanding Class A and Class B common stock of the Company. The purchase price is approximately $480 million or $35.95 per Class A and Class B common share, payable in shares of Wells Fargo common stock. The acquisition is subject to regulatory approval and the approval of Company stockholders. Management expects the acquisition to be completed late in the second quarter.

On May 4, 2000, the Company announced an agreement had been signed to transfer approximately $104 million in deposits and one National Bank of Commerce branch in Lincoln to Pinnacle Bank. On May 8, 2000, the Company announced an agreement to transfer City National Bank and Trust Company in Hastings, Nebraska to Heritage Group, Inc., a bank holding company with six existing banking offices in central Nebraska. The transfers are required in order to comply with the U.
S. Department of Justice and the Federal Reserve Board anti-trust guidelines applicable to the merger between Wells Fargo & Company and First Commerce Bancshares, Inc. which is expected to close late in the second quarter. The transfers will be completed shortly after the closing of the Wells Fargo & Company and First Commerce Bancshares, Inc. merger and are subject to federal regulatory approval.

                 FIRST COMMERCE BANCSHARES, INC. & SUBSIDIARIES

                                FINANCIAL REVIEW

                   Three Months Ended March 31, 2000 and 1999

On February 1, 2000 the Company entered into a Definitive Agreement with Wells Fargo & Company (Wells Fargo) for the acquisition of all the outstanding Class A and Class B common stock of the Company. The purchase price is approximately $480 million or $35.95 per Class A and Class B common share, payable in shares of Wells Fargo common stock. The acquisition is subject to regulatory approval and the approval of Company stockholders. Management expects the acquisition to be completed late in the second quarter.

On May 4, 2000, the Company announced an agreement had been signed to transfer approximately $104 million in deposits and one National Bank of Commerce branch in Lincoln to Pinnacle Bank. On May 8, 2000, the Company announced an agreement to transfer City National Bank and Trust Company in Hastings, Nebraska to Heritage Group, Inc., a bank holding company with six existing banking offices in central Nebraska. The transfers are required in order to comply with the U.
S. Department of Justice and the Federal Reserve Board anti-trust guidelines applicable to the merger between Wells Fargo & Company and First Commerce Bancshares, Inc. which is expected to close late in the second quarter. The transfers will be completed shortly after the closing of the Wells Fargo & Company and First Commerce Bancshares, Inc. merger and are subject to federal regulatory approval.

Results of Operations

Net income for the three months ended March 31, 2000, was $11,126,000 or $.83 per share compared to $8,488,000 or $.63 per share for the three months ended March 31, 1999. Net income for the first three months of 2000 includes $8,064,000 in gains primarily from the sale of investments in the Company's Global Fund, as compared to gains of $1,747,000 for the same period one year ago. In addition, the first three months of 2000 includes approximately $1,427,000 of costs associated with the acquisition of the Company by Wells Fargo, which is scheduled to be completed in the second quarter. If the securities gains were excluded for both periods and the merger costs were excluded from the first quarter of 2000, net income would have been $6,812,000 and $7,352,000, respectively. On a per share basis, earnings would have been $.51 per share and $.54 per share, respectively.

Net Interest Income

Net interest income for the three months ended March 31, 2000 and 1999 was $22,838,000 and $21,196,000, respectively. The increase in net interest income reflects an increase in total earning assets. Earning assets March 31, 2000 and March 31, 1999 were $2.36 billion and $2.20 billion, respectively, a 7.2% increase. The net yield on earning assets (net interest income divided by earning assets) was approximately 3.9% for both periods. Loans were $1.435 billion at March 31, 2000, compared to $1.248 billion at the same time a year ago, a 15.0% increase. Investments were $865 million at March 31, 2000 compared to $823 million at March 31, 1999, a 5.1% increase.

Provision for Loan Losses

The provision for loan losses was $1,516,000 for the three months ended March 31, 2000, compared to $1,595,000 for the three months ended March 31, 1999, a 5.0% decrease. For the three months ended March 31, 2000 net charge-offs were $1,464,000 compared to $1,384,000 for the same period a year ago. Credit card charge-offs have decreased. Net credit card charge-offs totaled $1,072,000 for the three-month period ended March 31, 2000, compared to $1,360,000 for the same period of 1999. Other consumer loan charge-offs totaled $224,000 for the first quarter of 2000, while commercial loan charge-offs totaled $243,000 for the same time period.

The following table presents the amount of non-performing loans:

                                                                  March 31, 2000              December 31, 1999
                                                                  --------------              -----------------

         Loans accounted for on a non
           accrual basis                                                $1,223,000                $  986,000

         Accruing loans which are contractually
           past due 90 days or more as to
           principal or interest payment                                 1,663,000                 1,124,000

         Loans not included above which
           are "troubled debt restructurings"                            1,087,000                 1,224,000

The increase in nonaccrual loans can be attributed to one agricultural loan and one real estate loan, all of which are in the process of resolution. The increase in loans 90 days or more past due is primarily due to several agricultural loans which are in the process of recommitment for the 2000-operating year. Virtually all of the Company's loans are to Midwest-based organizations, although the loan portfolio is well diversified by industry. The Midwestern economy is partially dependent upon the general state of the agricultural economy. The Company has $186 million in agricultural loans, excluding agricultural real estate loans. The cattle feeding and ranching sectors of the agricultural economy have been profitable in 2000. However, the Company continues to be concerned about low grain commodity prices and below normal rainfall as farmers head into the 2000 planting and growing season. Although low grain prices are beneficial to cattle feeders, when coupled with government program payments, grain prices continue to be near or below breakeven levels for the producer.

Noninterest Income

Noninterest income for the three months ended March 31, 2000 was $25,985,000 compared to $18,575,000 for the three months ended March 31, 1999, a 39.9% increase. If securities gains were excluded, noninterest income would have been $17,921,000 compared to $16,828,000, a 6.5% increase. When compared to the same period one year ago, credit card fees increased $2,170,000 or 43.8% primarily due to the increase managed balances as well as total activity, increases in late, overlimit and cash advance fees, and an increase in merchant discounts income. In addition, there has been a significant increase in the number of Cabela's joint-venture cards outstanding due to a new marketing program implemented in 1999. The 14.5% decrease in other service charges and fees is due to primarily to a decline in bond sales and a decline in ATM transaction fees. Mortgage banking revenue decreased 7.8% over the same period one year ago primarily due a decrease in underwriting and origination fees. Service charges on deposits increased primarily to an increase in activity and an increase in fees. Trust fees decreased by 9.0% due to a decline in employee benefit fees and a decrease in non-recurring estate income. Gains on the sale of securities were $8,064,000 in the three-month period ended March 31, 2000 compared to $1,747,000 in the same period one year ago, a $6,317,000 increase. These gains were primarily the result of selling certain positions held in the Company's Global Fund. Other income decreased $359,000 due primarily to a decrease in profit on the sale of mortgage loans held for sale.

The following table shows the breakdown of noninterest income and the percentage change:

                                                            Three Months Ended March 31,            Percent
                                                            ----------------------------
                                                                      2000         1999             Increase/
                                                                      ----         ----
                                                                 (Amounts in Thousands)            (Decrease)
                                                                                                   ----------

         Credit card                                                $ 7,130      $ 4,960                43.8%
         Computer services                                            3,052        3,134                (2.6)
         Other service charges and fees                               2,756        3,222               (14.5)
         Mortgage banking                                             1,822        1,976                (7.8)
         Service charges on deposits                                  1,417        1,292                 9.7
         Trust services                                               1,430        1,571                (9.0)
         Gains on securities sales                                    8,064        1,747               361.6
         Other income                                                   314          673               (53.3)
                                                                   --------      -------
         Total noninterest income                                   $25,985      $18,575                39.9
                                                                    =======      =======


Noninterest Expense

Noninterest expenses were $30,519,000 for the three months ended March 31, 2000, as compared to $25,228,000 for the same period one year ago. This is an increase of $5,291,000 or 21.0% from a year ago. Salary and employee benefits increased $1,102,000 or 9.5% from the same period one year ago. The increase is due to general increases in the levels of pay and number of employees, plus the addition of a bank in Colorado Springs, Colorado. Credit card fees increased $1,710,000 or 45.9% due to increased activity and an increase in Cabela's Bucks expense, points earned from using the Cabela's credit card, which can be redeemed for merchandise at Cabela's. The increase in Cabela's Bucks expense is directly related to adding 136,000 new credit card accounts since September 1999. Equipment expenses increased $205,000 or 10.5% due to maintenance and additional depreciation and amortization expense on the significant computer equipment and software purchases of the last two years. Amortization of mortgage servicing rights decreased $76,000 or 5.9% due to a decrease in refinancing volume which reduces the amount of write off of servicing rights. Fees and insurance increased $225,000 or 19.9% due primarily to paying service charge fees to correspondent banks rather than keeping balances on deposit to pay for services. Communications expenses increased by $292,000 or 31.0%, primarily due to increased postage costs associated with adding 136,000 new Cabela credit card accounts since September 1999.

The following table shows the breakdown of noninterest expense and the percentage change:

                                                            Three Months Ended March 31,            Percent
                                                            ----------------------------
                                                                      2000         1999             Increase/
                                                                      ----         ----
                                                                 (Amounts in Thousands)            (Decrease)
                                                                                                   ----------

         Salaries and employee benefits                             $12,655      $11,553                 9.5%
         Equipment expense                                            2,153        1,948                10.5
         Net occupancy expense                                        1,083        1,077                  .6
         Credit card                                                  5,434        3,724                45.9
         Fees and insurance                                           1,354        1,129                19.9
         Amortization of mortgage servicing rights                    1,213        1,289                (5.9)
         Business development                                         1,358          949                43.1
         Communications                                               1,233          941                31.0
         Supplies                                                       688          619                11.1
         Other expenses                                               1,468        1,557                (5.7)
         Merger related costs                                         1,427            -               100.0
         Minority interest                                              326          315                 3.5
         Goodwill amortization                                          127          127                 --
                                                                   --------      -------
         Total noninterest expense                                  $30,519      $25,228                21.0
                                                                    =======      =======

The Company's efficiency ratio -- noninterest expense (excluding net cost of other real estate, merger related costs, minority interest and goodwill amortization) divided by the sum of net interest income and noninterest income (excluding securities gains/losses) -- was 70.3% and 65.2% for the three months ended March 31, 2000 and 1999, respectively.

Financial Condition at March 31, 2000

Total assets at March 31, 2000, were $2,620 million, compared to $2,447 million at March 31, 1999, a 7.1% increase. Total assets at December 31, 1999, were $2,610 million.

Since March 31, 1999, loans have increased from $1,248 million to $1,435 million, a 15.0% increase. Managed loans were $1,605 million at March 31, 2000 compared to $1,347 million at March 31, 1999. Managed loans include securitized credit card loans of $170 million and $99 million at March 31, 2000 and 1999, respectively.



Loans are summarized as follows:                                  March 31, 2000              March 31, 1999
                                                                  --------------              --------------
                                                                       (Amounts in Thousands)

         Real estate mortgage                                           $  472,792                $  405,866
         Consumer                                                          293,849                   279,791
         Commercial and financial                                          313,298                   245,106
         Agricultural                                                      185,629                   167,267
         Credit card                                                       107,784                    98,314
         Real estate construction                                           61,730                    51,269
                                                                           -------                   -------
                                                                        $1,435,082                $1,247,613
                                                                        ==========                ==========

The increase in real estate and construction loans is due primarily to the strong commercial real estate activity in the Omaha and Lincoln markets, in addition to a strong real estate demand in the Colorado Springs market. Increased indirect installment loans through vehicle dealerships have been the primary source of the consumer loan portfolio growth. Agricultural loan growth largely reflects higher cattle inventories due to improved cattle feeding economics. The commercial and financial loan portfolio growth is due to a strong economy in the Lincoln market and a significant increase in the bank stock loan portfolio.

Deposits have increased from $1,738 million at March 31, 1999 to $1,800 million at March 31, 2000, a 3.6% increase. The loan to deposit ratio was 79.7% as of March 31, 2000, compared to 71.8% at March 31, 1999. Short-term borrowings totaled $258 million at March 31, 2000, compared to $255 million at March 31, 1999, and $261 million at December 31, 1999. Federal Home Loan Bank borrowings totaled $244 million at March 31, 1999, compared to $159 million at March 31, 1999, and $229 million at December 31, 1999. The Company increased in securitized credit card portfolio in the first quarter from $142 million at December 31, 1999 to $170 million at March 31, 2000.

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

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                  For Capital         Prompt Corrective
                                                               Actual          Adequacy Purposes      Action Provisions
                                                           ----------------    -----------------      -----------------
                                                           Amount     Ratio     Amount     Ratio        Amount    Ratio
                                                           ------     -----    --------    -----        -------   -----
                                                                             (Amounts in Thousands)

         As of March 31, 2000:
         ---------------------
         Total Capital (to Risk Weighted Assets):
           Consolidated                                    $299,825    15.7%    $152,414     8.0%           N/A
           National Bank of Commerce                        126,697    11.4       88,849     8.0       $111,061    10.0%
         Tier I Capital (to Risk Weighted Assets):
           Consolidated                                     264,086    13.9       76,207     4.0            N/A
           National Bank of Commerce                        112,800    10.2       44,424     4.0         66,637     6.0
         Tier I Capital  (to Quarterly Average Assets):
           Consolidated                                     264,086    10.2      103,229     4.0            N/A
           National Bank of Commerce                        112,800     7.7       58,367     4.0         72,959     5.0
         As of December 31, 1999:
         -----------------------
         Total Capital (to Risk Weighted Assets):
           Consolidated                                    $291,804    15.5%    $150,301     8.0%           N/A
           National Bank of Commerce                        124,686    11.4       87,412     8.0       $109,265    10.0%
         Tier I Capital (to Risk Weighted Assets):
           Consolidated                                     253,888    13.5       75,150     4.0            N/A
           National Bank of Commerce                        111,012    10.2       43,706     4.0         65,559     6.0
         Tier I Capital  (to Quarterly Average Assets):
           Consolidated                                     253,888     9.9      102,250     4.0            N/A
           National Bank of Commerce                        111,012     7.7       57,619     4.0         72,024     5.0

                                  ECONOMY

Recent economic data show that the economy continues to show positive growth in the Omaha/Lincoln metro areas. Businesses in rural areas have shown some weakness, especially those that are dependent on agriculture, such as farm equipment dealers. Employment growth remains solid despite stagnant population growth. There is a constant demand for trained workers, as there is a shortage of qualified applicants at all occupational levels.

Construction activity is about even with last year, while retail sales growth has been positive (except in rural areas). The manufacturing base in the state continues to operate at expanding levels. Motor vehicle sales are ahead of last year's pace. The state's fiscal position is favorable from the standpoint of tax receipts and budgeted expenditures.

The U.S. economy may realize moderate growth as the Federal Reserve Board raises interest rates in an attempt to maintain balance between growth and inflation. Agricultural exports are showing some signs of recovery, but world supplies of grain continue to be burdensome. Personal bankruptcy filings may be starting to increase after declining in 1999.

The financial prospects for the grain farmers are not favorable as crop prices are below cost of production levels. Crop yields were good in 1999, but commodity prices were lower than in 1998. Additional market loss payments in late 1999 provided a modest level of financial relief for many grain farmers. Cattle feeders realized consistent profitability during 1999 and on into the first quarter of 2000. Hog operations have returned to profitable levels after realizing losses since late 1998. Ranchers are expected to continue to realize good profits given the reduced herd size. Overall the livestock sector has benefited from a strong economy and increased consumer demand for meat.

The commercial and residential real estate markets remain in reasonable supply/demand balance. There has been a modest overbuilding of multi-family units in Lincoln and an increased supply of motel/hotel units on a regional basis. Higher interest rates have not affected commercial real estate projects, but residential real estate of higher value may be somewhat softer.

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

The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. In addition, each subsidiary bank has its own ALCO, which reviews the interest rate risk of each subsidiary bank. If interest rate risk measurements are not within established guidelines, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits. In order to manage the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten its effective maturities of interest-earning assets, and increase the interest rate sensitivity of its asset base. The Company has approximately $702 million of assets where interest rates are repriceable within 90 days.

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

The following table presents the Company's projected change in EVE, for all assets and liabilities except for the Company's marketable equity securities, for the various rate shock levels:

         As of March 31, 2000
         --------------------
                                                              Economic Value      Actual
         Change in Interest Rates                                Of Equity       Change           Percent Change
         ------------------------                              ------------     ---------         --------------
                                                                 (Amounts in Thousands)

           200 basis point increase                                $149,983     $(90,348)              (37.6)%
           150 basis point increase                                 167,714      (72,617)              (30.2)
           100 basis point increase                                 193,660      (46,671)              (19.4)
           50 basis point increase                                  216,841      (23,490)               (9.8)
           Base scenario                                            240,331            -                  -
           50 basis point decrease                                  262,223       21,892                 9.1
           100 basis point decrease                                 280,196       39,865                16.6
           150 basis point decrease                                 289,208       48,877                20.3
           200 basis point decrease                                 296,452       56,121                23.4

         As of December 31, 1999
         -----------------------
                                                               Economic Value    Actual
         Change in Interest Rates                                Of Equity       Change           Percent Change
         ------------------------                               -------------    ------           --------------
                                                                 (Amounts in Thousands)

           200 basis point increase                                $162,515     $(94,182)              (36.7)%
           150 basis point increase                                 183,600      (73,097)              (28.5)
           100 basis point increase                                 202,417      (54,280)              (21.1)
           50 basis point increase                                  221,943      (34,754)              (13.5)
           Base scenario                                            256,697            -                  -
           50 basis point decrease                                  265,859        9,162                 3.6
           100 basis point decrease                                 284,562       27,865                10.9
           150 basis point decrease                                 292,994       36,297                14.1
           200 basis point decrease                                 295,308       38,611                15.0

The preceding table indicates that at March 31, 2000, in the event of a sudden and sustained increase in prevailing market rates, the Company's EVE would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's EVE would be expected to increase. Since December 31, 1999, the Company's estimated changes in EVE have improved slightly.

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

The Company owns $91 million of marketable equity securities March 31, 2000. The fair value of this portfolio has exposure to price risk. The following table shows the effect of stock price fluctuations of plus or minus 5%, plus or minus 10% and plus or minus 15%. These were selected based upon the probability of their occurrence.

                                                                       March 31, 2000            December 31, 1999
                                                                       --------------            -----------------
                                                                       Fair       Actual          Fair        Actual
         Change in Prices                                             Value       Change         Value        Change
         ----------------                                           --------    --------       --------      --------
                                                                                 (Amounts in Thousands)

           15% increase                                            $105,111     $ 13,710        $101,826     $ 13,282
           10% increase                                             100,541        9,140          97,398        8,854
            5% increase                                              95,971        4,570          92,971        4,427
           Current fair value                                        91,401            -          88,544            -
           5% decrease                                               86,831       (4,570)         84,117       (4,427)
           10% decrease                                              82,261       (9,140)         79,690       (8,854)
           15% decrease                                              77,691      (13,710)         75,262      (13,282)

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

In conclusion, rate shock analysis as of March 31, 2000, indicates the Company's earnings could be adversely affected by an increase in interest rates, due to the effect it would have on the Company's investment portfolio

                           FORWARD LOOKING INFORMATION

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

                                            FIRST COMMERCE BANCSHARES, INC.



Date May 12, 2000                    By:  James Stuart, Jr.
     -------------------                  -----------------
                                     James Stuart, Jr., Chairman and CEO

Date:  May 12, 2000                  By:  Donald Kinley
     ---------------------                --------------
                                     Donald Kinley, Senior Vice President and
                                      Treasurer (Chief Accounting Officer)